Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1996-05-15
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-18417

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3516796
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York                         10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1996              1995
- - ----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 4,696,808      $ 4,882,612
U.S. Treasury bills, at amortized cost                                  14,003,182       15,256,948
Net unrealized gain on open commodity positions                            234,260          414,130
                                                                      -------------     ------------
Total assets                                                           $18,934,250      $20,553,690
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,173,743      $   770,138
Management fees payable                                                     62,819           68,183
Accrued expenses                                                            49,313           51,018
Due to affiliates                                                           39,355           47,676
                                                                      -------------     ------------
Total liabilities                                                        1,325,230          937,015
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (144,276 and 149,378 units outstanding)                17,432,850       18,850,694
General partner (1,458 and 6,070 units outstanding)                        176,170          765,981
                                                                      -------------     ------------
Total partners' capital                                                 17,609,020       19,616,675
                                                                      -------------     ------------
Total liabilities and partners' capital                                $18,934,250      $20,553,690
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    120.83      $    126.19
                                                                      -------------     ------------
                                                                      -------------     ------------

- - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                            1996           1995
- - ---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                        $(213,232)    $ 3,752,983
Change in net unrealized gain on open commodity positions                  (179,870)      3,512,929
Interest from U.S. Treasury bills                                           194,865         226,102
                                                                          ---------     -----------
                                                                           (198,237)      7,492,014
                                                                          ---------     -----------
EXPENSES
Commissions                                                                 393,649         404,202
Management fees                                                             194,694         225,098
Incentive fees                                                               --             437,793
General and administrative                                                   47,332          47,914
                                                                          ---------     -----------
                                                                            635,675       1,115,007
                                                                          ---------     -----------
Net income (loss)                                                         $(833,912)    $ 6,377,007
                                                                          ---------     -----------
                                                                          ---------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                          $(801,369)    $ 6,178,364
                                                                          ---------     -----------
                                                                          ---------     -----------
General partner                                                           $ (32,543)    $   198,643
                                                                          ---------     -----------
                                                                          ---------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                    $   (5.36)    $     32.73
                                                                          ---------     -----------
                                                                          ---------     -----------
Weighted average number of
  limited and general partnership units outstanding                         155,448         194,864
                                                                          ---------     -----------
                                                                          ---------     -----------
- - ---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
- - ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            155,448     $18,850,694     $765,981     $19,616,675
Net loss                                                       (801,369)     (32,543)       (833,912)
Redemptions                                      (9,714)       (616,475)    (557,268)     (1,173,743)
                                               --------     -----------     --------     -----------
Partners' capital--March 31, 1996               145,734     $17,432,850     $176,170     $17,609,020
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
- - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the ``Annual Report'').

   Certain balances from the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1996 and 1995 were:

                                                                       1996        1995
          -------------------------------------------------------------------------------
          Commissions                                                $393,649    $404,202
          General and administrative                                   25,503      27,099
                                                                     --------    --------
                                                                     $419,152    $431,301
                                                                     --------    --------
                                                                     --------    --------

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated (``PSI''), the Partnership's commodity broker and an affiliate of the General Partner. Approximately 75% of the Partnership's net asset value invested is in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   When the Partnership engages in forward foreign currency transactions it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Partnership's prospectus, is obligated to charge a competitive price.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected on the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's Trading Manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Manager as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1996 and December 31, 1995, such segregated assets totalled $15,691,039 and $17,263,200, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,392,246 and $3,385,792 at March 31, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1996 and December 31, 1995, the Partnership's open forward contracts mature within three months but open futures contracts mature within one year.

   At March 31, 1996 and December 31, 1995, gross contract amounts of open futures and forward contracts are:

                                      March 31,          December 31,
                                        1996                 1995
                                     -----------         ------------
Currency Forward Contracts:
  Commitments to purchase            $29,361,456         $19,623,150
  Commitments to sell                $43,536,153         $29,195,847
Currency Futures Contracts:
  Commitments to purchase            $   661,038         $   440,660
  Commitments to sell                $ 2,770,625         $ 5,021,700
Financial Futures Contracts:
  Commitments to purchase            $14,072,843         $70,094,468
  Commitments to sell                $66,659,090         $11,556,783
Commodity Futures Contracts:
  Commitments to purchase            $   906,840         $   537,121
  Commitments to sell                $ 1,077,760         $ 1,300,800

   Included in the gross forward contract amounts are offsetting commitments to purchase and to sell the same currency on the same date in the future. The commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

      At March 31, 1996 and December 31, 1995, the fair value of futures and forward contracts were:

                                            March 31, 1996             December 31, 1995
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $ 29,200      $   (9,153)    $ 54,057      $     (600)
     Financial                          181,056          (1,150)     116,513              --
     Currencies                          35,508          (1,838)       5,771         (23,988)
  Foreign exchanges
     Financial                          157,975          (8,303)     358,529            (850)
Forward Contracts:
     Currencies                         285,479        (434,514)     321,721        (417,023)
                                       --------     -----------     --------     -----------
                                       $689,218      $ (454,958)    $856,591      $ (442,461)
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table represents the average fair value of futures and forward contracts during the three months ended March 31, 1996 and 1995, respectively.

                                           Three months ended             Three months ended
                                             March 31, 1996                 March 31, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $   27,654      $  (19,086)    $  123,035     $    (9,540)
     Financial                            132,460          (1,188)       109,961          (4,391)
     Currencies                            82,499         (13,310)       250,892        (316,732)
  Foreign exchanges
     Financial                            342,470         (31,757)       420,232         (20,911)
Forward Contracts:
     Currencies                           497,556        (428,024)     2,086,558      (1,369,390)
                                       ----------     -----------     ----------     -----------
                                       $1,082,639      $ (493,365)    $2,990,678     $(1,720,964)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table represents the net realized gains (losses) and the change in unrealized gains/losses of futures and forward contracts during the three months ended March 31, 1996 and 1995, respectively.

                                Three months ended March 31, 1996                   Three months ended March 31, 1995
                         -----------------------------------------------     ------------------------------------------------
                                              Change in                                           Change in
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Commodities            $  (46,494)        $  (33,410)      $ (79,904)      $  110,765         $ (158,229)      $  (47,464)
    Financial                  88,231             63,393         151,624          175,156            (62,188)         112,968
    Currencies                 94,593             51,881         146,474          336,347            449,042          785,389
  Foreign exchanges
    Financial                (105,210)          (208,009)       (313,219)       1,660,384           (317,735)       1,342,649
    Currencies               (170,121)                --        (170,121)         622,359                 --          622,359
Forward Contracts:
    Currencies                (74,231)           (53,725)       (127,956)         847,972          3,602,039        4,450,011
                         --------------     --------------     ---------     --------------     --------------     ----------
                           $ (213,232)        $ (179,870)      $(393,102)      $3,752,983         $3,512,929       $7,265,912
                         --------------     --------------     ---------     --------------     --------------     ----------
                         --------------     --------------     ---------     --------------     --------------     ----------

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on May 12, 1989 with gross proceeds of $139,151,000. After accounting for organizational and offering costs, the Partnership's net proceeds were $137,151,000. At the inception of the Partnership, sixty percent of the net proceeds was allocated to commodities trading activity and forty percent was placed in reserve and invested in investment grade interest-bearing obligations (``Reserve Assets''). On June 30, 1994, the Reserve Assets matured and the resulting proceeds were allocated to commodities trading.

   As of March 31, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the net asset value varies each day, and from month to month, as the market value of commodity interests change. The balance of the net asset value is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The General Partner attempts to minimize these risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1996 were $616,475 and $557,268, respectively. Redemptions by limited partners and the general partner from commencement of operations, May 12, 1989, through March 31, 1996 totalled $136,332,102 and $1,558,340, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1996 was $120.83, a decrease of 4.25% from the December 31, 1995 net asset value per Unit of $126.19.

   January's performance was positive with trading profits recognized in the currency, financial and stock indices sectors, but these were partially offset by losses in the energy and metals sectors. The primary influence in the markets was the U.S. dollar which rose against most currencies and hit its highest level in two years against the Japanese yen. Trading in foreign exchange, particularly in selling the Japanese yen, Swiss franc and German mark, generated the majority of profits. Interest rate markets also provided profit opportunities as European bonds rallied during the month. As a result, positions in French, German and Italian bonds posted gains. Trading in stock indices was profitable overall, particularly in the Nikkei. In the non-financial sectors, crude oil prices plummeted in January, reversing a lengthy uptrend that had fueled performance for several prior months. As a result, crude oil positions were negatively impacted and losses were incurred. Late in the month, gold began to move up strongly from the increasingly narrow price range below $400 where it had traded for several years. Buying gold reaped profits, but these were partially offset by losses in silver.

   The Partnership's performance was negative in the month of February. Small gains in the energies sector were offset by losses in the currencies, stock indices, financials, and metals sectors. After an impressive start to the year, the U.S. dollar slumped against major currencies in February despite efforts by the Bank of Japan to support the dollar against the yen, resulting in unprofitable currency positions. Global bonds reversed a long-term trend of declining interest rates, negatively impacting positions in the European and Japanese bond markets. The price of gold fell back below the $400 level only one month after breaking that threshold for the first time in over two years, producing trading losses in that area. Prices in the energies sector remained strong for most of February but weakened at month's end as stronger than anticipated inventories and forecasts of warmer weather took a toll. Crude oil prices recovered mid-February from a previous decline only to tumble again at month end, which negatively impacted positions. Trading in heating oil was profitable.

   The Partnership's performance was negative in the month of March. Gains in the energies and currencies sectors were offset by losses in the financials, stock indices, and metals sectors. Crude oil prices, which had been suppressed by the expectation of a United Nations deal with Iraq for a humanitarian sale of oil, rose again in March as it became evident that the deal would not occur before the summertime demand for gasoline. In the currency markets, positions were most profitable in the Japanese yen, which weakened versus the U.S. dollar as tensions between China and Taiwan eased. Trading was volatile in the financials sector, reflecting investors' confusion over the state of the U.S. economy and uncertainty over the direction of German and Japanese interest rates. The Partnership posted losses in the Japanese interest rate markets. Japanese financial markets were affected by news of significant loan losses by Japanese banks and talk of a possible government bailout.

   Interest income from U.S. Treasury bills for the three months ended March 31, 1996 decreased by approximately $31,000 as compared to the same period in 1995 due to the effect of redemptions on the funds available for investment in U.S. Treasury bills as well as a decrease in interest rates in 1996.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $11,000 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   All trading decisions are currently made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $30,000 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the three months ended March 31, 1996 but approximately $438,000 was earned for the three months ended March 31, 1995.

   General and administrative expenses were unchanged for the three months ended March 31, 1996 as compared to the same period in 1995. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

             4.1 Agreement of Limited Partnership of the Registrant, dated as of January 26, 1989 as amended and restated as of March 15, 1989. (Incorporated by reference to Exhibits 3.1 and
                      4.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1989)

             4.2      Subscription Agreement. (Incorporated by  reference to
                      Exhibit 4.2 to the Registrant's  Annual Report on Form
                     10-K for the period ended December 31, 1989)

             4.3 Request for Redemption. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1989)

            10.16 Form of Foreign Currency Addendum to Brokerage Agreement between the Registrant and Prudential Securities Incorporated (filed herewith)

           27        Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--

             No reports on Form 8-K were filed for the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant