Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1996-08-14
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-18417

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3516796
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
 or organization)                                            Identification No.)

One New York Plaza, 13th Floor, New York, New York                         10292
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,857,549      $ 4,882,612
U.S. Treasury bills, at amortized cost                                  13,006,064       15,256,948
Net unrealized gain on open commodity positions                            640,504          414,130
                                                                      -------------     ------------
Total assets                                                           $17,504,117      $20,553,690
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   684,070      $   770,138
Management fees payable                                                     58,005           68,183
Due to affiliates                                                           56,693           47,676
Accrued expenses                                                            46,024           51,018
                                                                      -------------     ------------
Total liabilities                                                          844,792          937,015
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (138,586 and 149,378 units outstanding)                16,492,715       18,850,694
General partner (1,400 and 6,070 units outstanding)                        166,610          765,981
                                                                      -------------     ------------
Total partners' capital                                                 16,659,325       19,616,675
                                                                      -------------     ------------
Total liabilities and partners' capital                                $17,504,117      $20,553,690
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    119.01      $    126.19
                                                                      -------------     ------------
                                                                      -------------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Six months ended             Three months ended
                                                       June 30,                      June 30,
                                              --------------------------     -------------------------
                                                 1996            1995          1996           1995
- ------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $  (501,525)    $7,634,933     $(288,293)    $ 3,881,950
Change in net unrealized gain on open
  commodity positions                             226,374       (299,159)      406,244      (3,812,088)
Interest from U.S. Treasury bills                 365,778        492,131       170,913         266,029
                                              -----------     ----------     ---------     -----------
                                                   90,627      7,827,905       288,864         335,891
                                              -----------     ----------     ---------     -----------
EXPENSES
Commissions                                       742,887        890,197       349,238         485,995
Management fees                                   369,009        466,492       174,315         241,394
Incentive fees                                    --             437,793        --             --
General and administrative                         78,269         95,037        30,937          47,123
                                              -----------     ----------     ---------     -----------
                                                1,190,165      1,889,519       554,490         774,512
                                              -----------     ----------     ---------     -----------
Net income (loss)                             $(1,099,538)    $5,938,386     $(265,626)    $  (438,621)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $(1,064,338)    $5,754,622     $(262,969)    $  (423,742)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
General partner                               $   (35,200)    $  183,764     $  (2,657)    $   (14,879)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit        $     (7.30)    $    31.77     $   (1.82)    $     (2.45)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
Weighted average number of
  limited and general partnership units
  outstanding                                     150,591        186,902       145,734         178,939
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
- ------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            155,448     $18,850,694     $765,981     $19,616,675
Net loss                                             --      (1,064,338)     (35,200)     (1,099,538)
Redemptions                                     (15,462)     (1,293,641)    (564,171)     (1,857,812)
                                               --------     -----------     --------     -----------
Partners' capital--June 30, 1996                139,986     $16,492,715     $166,610     $16,659,325
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the ``Partnership'') as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the six months ended June 30, 1996 and 1995 were:

                                                                       1996        1995
          -------------------------------------------------------------------------------
          Commissions                                                $742,887    $890,197
          General and administrative                                   45,784      53,514
                                                                     --------    --------
                                                                     $788,671    $943,711
                                                                     --------    --------
                                                                     --------    --------

   The costs incurred for these services for the three months ended June 30, 1996 and 1995 were:

                                                                       1996        1995
          -------------------------------------------------------------------------------
          Commissions                                                $349,238    $485,995
          General and administrative                                   20,281      26,415
                                                                     --------    --------
                                                                     $369,519    $512,410
                                                                     --------    --------
                                                                     --------    --------

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated (``PSI''), the Partnership's commodity broker and an affiliate of the General Partner. Approximately 75% of the Partnership's net asset value is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1996 and December 31, 1995, such segregated assets totalled $13,919,905 and $17,263,200, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,178,282 and $3,385,792 at June 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1996 and December 31, 1995, the Partnership's open forward contracts mature within three months but open futures contracts mature within one year.

   At June 30, 1996 and December 31, 1995, gross contract amounts of open futures and forward contracts are:

                                      June 30,           December 31,
                                        1996                 1995
                                     -----------         ------------
Financial Futures Contracts:
  Commitments to purchase            $35,183,682         $70,094,468
  Commitments to sell                $18,850,657         $11,556,783
Currency Forward Contracts:
  Commitments to purchase            $18,827,087         $ 2,908,537
  Commitments to sell                $31,211,675         $12,481,234
Currency Futures Contracts:
  Commitments to purchase            $ 2,680,988         $   440,660
  Commitments to sell                $ 3,661,325         $ 5,021,700
Other Futures Contracts:
  Commitments to purchase            $   571,240         $   537,121
  Commitments to sell                $ 3,469,295         $ 1,300,800

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The
                                       5
gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

      At June 30, 1996 and December 31, 1995, the fair values of futures and forward contracts were:

                                            June 30, 1996              December 31, 1995
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $     --      $   36,700     $116,513      $       --
     Currencies                          69,205           8,963        5,771          23,988
     Other                              123,440             123       54,057             600
  Foreign exchanges
     Financial                          107,859          20,144      358,529             850
Forward Contracts:
     Currencies                         607,024         201,094      263,960         359,262
                                       --------     -----------     --------     -----------
                                       $907,528      $  267,024     $798,830      $  384,700
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair values of futures and forward contracts during the six months ended June 30, 1996 and 1995, respectively.

                                            Six months ended               Six months ended
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  126,713      $    5,934     $  114,093      $    4,052
     Currencies                            81,222          10,106        192,775         204,094
     Other                                 41,473          13,481         87,247          21,959
  Foreign exchanges
     Financial                            237,649          32,410        328,783          22,654
Forward Contracts:
     Currencies                           560,640         477,997      1,893,364         493,161
                                       ----------     -----------     ----------     -----------
                                       $1,047,697      $  539,928     $2,616,262      $  745,920
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the three months ended June 30, 1996 and 1995, respectively.

                                           Three months ended             Three months ended
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  134,552      $    9,484     $  110,795      $    4,950
     Currencies                            68,516           4,834        166,491          54,671
     Other                                 52,224           6,794         34,018          37,832
  Foreign exchanges
     Financial                            112,910          27,037        190,660          21,911
Forward Contracts:
     Currencies                           570,733         532,900      2,884,922         288,523
                                       ----------     -----------     ----------     -----------
                                       $  938,935      $  581,049     $3,386,886      $  407,887
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the six months ended June 30, 1996 and 1995, respectively.

                                 Six months ended June 30, 1996                       Six months ended June 30, 1995
                         -----------------------------------------------     ------------------------------------------------
                                              Change in                                           Change in
                          Net Realized      Net Unrealized                    Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial              $  364,213         $ (153,213)      $ 211,000       $  569,131         $  (54,913)      $  514,218
    Currencies                191,825             78,459         270,284          416,092            201,235          617,327
    Other                      28,733             69,860          98,593          (26,484)           (78,682)        (105,166)
  Foreign exchanges
    Financial                (449,201)          (269,964)       (719,165)       2,036,528           (369,298)       1,667,230
    Currencies               (280,885)                --        (280,885)         733,222                 --          733,222
    Other                          --                 --              --            7,257                 --            7,257
Forward Contracts:
    Currencies               (356,210)           501,232         145,022        3,899,187              2,499        3,901,686
                         --------------     --------------     ---------     --------------     --------------     ----------
                           $ (501,525)        $  226,374       $(275,151)      $7,634,933         $ (299,159)      $7,335,774
                         --------------     --------------     ---------     --------------     --------------     ----------
                         --------------     --------------     ---------     --------------     --------------     ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended June 30, 1996 and 1995, respectively.

                                Three months ended June 30, 1996                    Three months ended June 30, 1995
                         -----------------------------------------------     -----------------------------------------------
                                              Change in                                           Change in
                          Net Realized      Net Unrealized                    Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial              $  275,982         $ (216,606)      $  59,376       $  393,975        $      7,275      $ 401,250
    Currencies                 97,232             26,578         123,810           79,745            (247,807)      (168,062)
    Other                      75,227            103,270         178,497         (137,249)             79,547        (57,702)
  Foreign exchanges
    Financial                (343,991)           (61,955)       (405,946)         376,144             (51,563)       324,581
    Currencies               (110,764)                --        (110,764)         110,863                  --        110,863
    Other                          --                 --              --            7,257                  --          7,257
Forward Contracts:
    Currencies               (281,979)           554,957         272,978        3,051,215          (3,599,540)      (548,325)
                         --------------     --------------     ---------     --------------     --------------     ---------
                           $ (288,293)        $  406,244       $ 117,951       $3,881,950        $ (3,812,088)     $  69,862
                         --------------     --------------     ---------     --------------     --------------     ---------
                         --------------     --------------     ---------     --------------     --------------     ---------

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

   As of June 30, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1996 were $1,293,641 and $677,167, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1996 were $564,171 and $6,903, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through June 30, 1996 totalled $137,009,269 and $1,565,243, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 1996 was $119.01, a decrease of 5.69% from the December 31, 1995 net asset value per Unit of $126.19.

   The Partnership's performance was flat in the month of April. Profits in the stock indices, currencies, energies and metals sectors offset losses in the financials sectors. Positions in the Nikkei were profitable as the stock indices sector received support from institutional buyers lured into the equities market by deregulation. The U.S. dollar was the currency of choice in world markets as relatively high U.S. bond yields attracted investors. Profits in the currencies sector were reaped by positions in the German mark and Swiss franc as the dollar's position in world currency markets was boosted by bearish economic news from Germany. Prices soared in crude oil as refiners rushed to meet the summertime demand for gasoline. Profits
                                       8
were generated in gold and silver although metals markets in general remained trendless. Except for the U.S. sector, positions in interest rates were unprofitable as global markets responded to the threat of U.S. inflation.

   The Partnership's performance was negative in the month of May. Losses were incurred in the stock indices, financials, currencies, energies and metals sectors. In the financials sector, bond markets remained volatile as investors struggled to interpret conflicting U.S. economic reports out of Washington. Losses were taken in Japanese and British bond positions. Among the factors affecting foreign exchange markets in May were the continued strength of the U.S. dollar against most major currencies and a comparatively vigorous U.S. economy. Gains made in Swiss franc and Australian dollar positions were offset by losses in Japanese yen and German mark positions. Oil prices declined as the energy markets felt political pressure to keep prices down and Iraq reached an agreement with the U.N. on the sale of crude oil to raise money for humanitarian purposes. Positions in crude and heating oil were unprofitable. In the metals sector, losses were taken in silver and gold positions.

   The Partnership's performance was positive in the month of June. The currencies, metals, energies and stock indices sectors were profitable. Losses were incurred in the financials sector. In the currency markets, the U.S. dollar reached a 28-month high against the Japanese yen early in June, ending down somewhat at month's end, as investors turned to higher yielding currencies such as the British pound. Positions in the Japanese yen and British pound were profitable. Metals markets were impacted by an increase in the world supply of gold. Consequently, gold and silver prices continued their downward trends resulting in profits from short positions. Slight losses were made in the financials sector as trading was more difficult in global bond and stock index markets where trendless price patterns prevailed.

   Interest income from U.S. Treasury bills decreased by approximately $126,000 and $95,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995 due to the effect of redemptions on the funds available for investment in U.S. Treasury bills as well as a decrease in interest rates in 1996.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $147,000 and $137,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   All trading decisions are currently made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $97,000 and $67,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the six months ended June 30, 1996 but approximately $438,000 was earned for the six months ended June 30, 1995.

   General and administrative expenses decreased by approximately $17,000 and $16,000 for the six and three months ended June 30, 1996 as compared to the same period in 1995. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These decreases were primarily due to a reduction in overall costs associated with administering the Partnership.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

             4.1 Agreement of Limited Partnership of the Registrant, dated as of January 26, 1989, as amended and restated as of March 15, 1989. (Incorporated by reference to Exhibits 3.1 and 4.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1989)

             4.2      Subscription Agreement. (Incorporated by  reference to
                      Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1989)

             4.3 Request for Redemption. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1989)

             27        Financial Data Schedule  (filed herewith)

         (b) Reports on Form 8-K--

             Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant