Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1996-11-14
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-18417

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3516796
--------------------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)

One New York Plaza, 13th Floor, New York, New York          10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,086,165      $ 4,882,612
U.S. Treasury bills, at amortized cost                                  11,955,685       15,256,948
Net unrealized gain on open commodity positions                          1,478,692          414,130
                                                                      -------------     ------------
Total assets                                                           $16,520,542      $20,553,690
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   529,263      $   770,138
Management fees payable                                                     54,774           68,183
Accrued expenses                                                            48,545           51,018
Due to affiliates                                                           39,707           47,676
                                                                      -------------     ------------
Total liabilities                                                          672,289          937,015
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (134,107 and 149,378 units outstanding)                15,689,726       18,850,694
General partner (1,355 and 6,070 units outstanding)                        158,527          765,981
                                                                      -------------     ------------
Total partners' capital                                                 15,848,253       19,616,675
                                                                      -------------     ------------
Total liabilities and partners' capital                                $16,520,542      $20,553,690
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    116.99      $    126.19
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                              --------------------------     -------------------------
                                                 1996            1995          1996           1995
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $(1,252,819)    $7,539,563     $(751,294)    $   (95,370)
Change in net unrealized gain/loss on open
  commodity positions                           1,064,562       (738,098)      838,188        (438,939)
Interest from U.S. Treasury bills                 528,471        724,976       162,693         232,845
                                              -----------     ----------     ---------     -----------
                                                  340,214      7,526,441       249,587        (301,464)
                                              -----------     ----------     ---------     -----------
EXPENSES
Commissions                                     1,068,008      1,318,008       325,121         427,811
Management fees                                   531,170        677,827       162,161         211,335
Incentive fees                                    --             437,793        --             --
General and administrative                        122,383        136,865        44,114          41,828
                                              -----------     ----------     ---------     -----------
                                                1,721,561      2,570,493       531,396         680,974
                                              -----------     ----------     ---------     -----------
Net income (loss)                             $(1,381,347)    $4,955,948     $(281,809)    $  (982,438)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $(1,343,329)    $4,808,070     $(278,991)    $  (946,552)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
General partner                               $   (38,018)    $  147,878     $  (2,818)    $   (35,886)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit        $     (9.39)    $    27.53     $   (2.01)    $     (5.91)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
Weighted average number of
  limited and general partnership units
  outstanding                                     147,056        179,993       139,986         166,175
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                 UNITS       PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            155,448     $18,850,694     $ 765,981     $19,616,675
Net loss                                             --      (1,343,329)      (38,018)     (1,381,347)
Redemptions                                     (19,986)     (1,817,639)     (569,436)     (2,387,075)
                                                -------     -----------     ---------     -----------
Partners' capital--September 30, 1996           135,462     $15,689,726     $ 158,527     $15,848,253
                                                -------     -----------     ---------     -----------
                                                -------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the ``Partnership'') as of September 30, 1996 and the results of its operations for the nine and three months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the nine months ended September 30, 1996 and 1995 were:

                                                                    1996          1995
          -------------------------------------------------------------------------------
          Commissions                                            $1,068,008    $1,318,008
          General and administrative                                 71,641        75,820
                                                                 ----------    ----------
                                                                 $1,139,649    $1,393,828
                                                                 ----------    ----------
                                                                 ----------    ----------

   The costs incurred for these services for the three months ended September 30, 1996 and 1995 were:

                                                                    1996          1995
          -------------------------------------------------------------------------------
          Commissions                                            $  325,121    $  427,811
          General and administrative                                 25,857        22,306
                                                                 ----------    ----------
                                                                 $  350,978    $  450,117
                                                                 ----------    ----------
                                                                 ----------    ----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1996 and December 31, 1995, such segregated assets totalled $13,091,298 and $17,263,200, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,208,604 and $3,385,792 at September 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1996 and December 31, 1995, the Partnership's open forward contracts mature within three months but open futures contracts mature within one year.

   At September 30, 1996 and December 31, 1995, gross contract amounts of open futures and forward contracts are:

                                     September 30,         December 31,
                                         1996                  1995
                                     -------------         ------------
Financial Futures Contracts:
  Commitments to purchase            $ 100,713,049         $70,094,468
  Commitments to sell                $   2,345,438         $11,556,783
Currency Forward Contracts:
  Commitments to purchase            $  16,870,134         $ 2,908,537
  Commitments to sell                $  28,478,682         $12,481,234
Currency Futures Contracts:
  Commitments to purchase            $   2,788,065         $   440,660
  Commitments to sell                $   3,756,225         $ 5,021,700
Other Futures Contracts:
  Commitments to purchase            $     619,308         $   537,121
  Commitments to sell                $   5,740,705         $ 1,300,800

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

   At September 30, 1996 and December 31, 1995, the fair values of futures and forward contracts were:

                                           September 30, 1996            December 31, 1995
                                       --------------------------     ------------------------
                                               Fair Value                    Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $    6,600      $   50,969     $116,513      $       --
     Currencies                            86,153              --        5,771          23,988
     Other                                162,699              --       54,057             600
  Foreign exchanges
     Financial                          1,069,957          16,388      358,529             850
Forward Contracts:
     Currencies                           403,860         183,220      263,960         359,262
                                       ----------     -----------     --------     -----------
                                       $1,729,269      $  250,577     $798,830      $  384,700
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the average fair values of futures and forward contracts during the nine months ended September 30, 1996 and 1995, respectively.

                                           Nine months ended              Nine months ended
                                           September 30, 1996             September 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   90,709      $   18,173     $   83,453      $    8,039
     Currencies                            71,951           8,747        184,001         155,621
     Other                                 56,121          11,079         72,368          23,317
  Foreign exchanges
     Financial                            420,394          25,480        264,367          26,288
Forward Contracts:
     Currencies                           461,052         435,051      1,482,242         521,431
                                       ----------     -----------     ----------     -----------
                                       $1,100,227      $  498,530     $2,086,431      $  734,696
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the three months ended September 30, 1996 and 1995, respectively.

                                           Three months ended             Three months ended
                                           September 30, 1996             September 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $    5,025      $   44,223     $   32,331      $   15,706
     Currencies                            55,040           6,423        126,482          31,888
     Other                                 98,586           4,137         43,576          19,889
  Foreign exchanges
     Financial                            662,064          12,017        119,944          41,020
Forward Contracts:
     Currencies                           323,266         301,406        409,555         494,557
                                       ----------     -----------     ----------     -----------
                                       $1,143,981      $  368,206     $  731,888      $  603,060
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the nine months ended September 30, 1996 and 1995, respectively.

                              Nine months ended September 30, 1996                 Nine months ended September 30, 1995
                         -----------------------------------------------     ------------------------------------------------
                                              Change in                                           Change in
                          Net Realized      Net Unrealized                    Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial             $    163,856        $ (160,882)      $   2,974       $  490,675         $ (128,688)      $  361,987
    Currencies                 128,971           104,370         233,341          631,767             92,930          724,697
    Other                      149,273           109,242         258,515          (77,377)          (152,614)        (229,991)
  Foreign exchanges
    Financial                 (559,723)          695,890         136,167        1,782,269           (345,565)       1,436,704
    Currencies                (347,421)               --        (347,421)        (201,761)                --         (201,761)
    Other                           --                --              --            7,256                 --            7,256
Forward Contracts:
    Currencies                (787,775)          315,942        (471,833)       4,906,734           (204,161)       4,702,573
                         --------------     --------------     ---------     --------------     --------------     ----------
                          $ (1,252,819)       $1,064,562       $(188,257)      $7,539,563         $ (738,098)      $6,801,465
                         --------------     --------------     ---------     --------------     --------------     ----------
                         --------------     --------------     ---------     --------------     --------------     ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended September 30, 1996 and 1995, respectively.

                              Three months ended September 30, 1996               Three months ended September 30, 1995
                         -----------------------------------------------     -----------------------------------------------
                                              Change in                                           Change in
                          Net Realized      Net Unrealized                    Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial              $ (200,357)        $   (7,669)      $(208,026)      $  (78,456)       $    (73,775)     $(152,231)
    Currencies                (62,854)            25,911         (36,943)         215,675            (108,305)       107,370
    Other                     120,540             39,382         159,922          (50,893)            (73,932)      (124,825)
  Foreign exchanges
    Financial                (110,522)           965,854         855,332         (254,259)             23,733       (230,526)
    Currencies                (66,536)                --         (66,536)        (934,984)                 --       (934,984)
Forward Contracts:
    Currencies               (431,565)          (185,290)       (616,855)       1,007,547            (206,660)       800,887
                         --------------     --------------     ---------     --------------     --------------     ---------
                           $ (751,294)        $  838,188       $  86,894       $  (95,370)       $   (438,939)     $(534,309)
                         --------------     --------------     ---------     --------------     --------------     ---------
                         --------------     --------------     ---------     --------------     --------------     ---------

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

   As of September 30, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 73% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1996 were $1,817,639 and $523,998, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1996 were $569,436 and $5,265, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through September 30, 1996 totalled $137,533,267 and $1,570,508, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 1996 was $116.99, a decrease of 7.29% from the December 31, 1995 net asset value per Unit of $126.19.

   The Partnership's performance resulted in an overall decline in net asset value in the month of July. Profits in the energies sector were offset by losses in the currencies, financials, metals and stock indices sectors. In the energies sector, reports that the U.S. was about to endorse procedures for the implementation of the Iraqi/U.N. oil sales agreement pushed crude oil prices down, but prices firmed by month's end proving profitable for long positions in heating and light crude oil. In foreign exchange markets, losses were incurred as some investors sold off U.S. assets in a bearish U.S. stock market in favor of stronger European currencies. The flight from the U.S. dollar during the month strengthened the Japanese yen and the Swiss franc. Losses occurred in the Australian dollar, Japanese yen and Swiss franc positions. In the financials sector, gains in European bonds were offset by losses in Japanese bond positions. The Nikkei logged its biggest single-day point decline in more than a year as overseas investors sold off assets in the face of a skid on Wall Street. Uncertainty over the direction of Japanese interest rates also unsettled the market, keeping institutional investors on the sidelines for much of July. In the metals sector, short positions in gold and silver proved unprofitable. The weakness in the U.S. stock market negatively impacted both European and Asian stock markets and trading in stock indices was unprofitable.

   The Partnership's performance was slightly positive in the month of August. Profits in the financials, energies and stock indices sectors offset losses in the currencies, metals and grains sectors. For the summertime month of August, the volume of trading was light in most markets. In the financials sector, market participants remained cautious and edgy, with few willing to take positions prior to key central bank policy meetings and economic reports scheduled at month end. Positions in Japanese and Australian bonds were profitable. In the energies sector, prices of both crude and heating oil soared to four-month highs as a slump in European oil supplies increased demand from developing nations and the hurricane season unsettled the market. Long positions in heating and light crude oil were profitable. In the currencies sector, positions in the German mark, Swiss franc and Japanese yen were unprofitable. The U.S. dollar, German mark and Japanese yen fluctuated as investors responded to various economic reports and policy decisions on interest rates. In the metals sector, positions in gold and silver were unprofitable and trading in the grains was flat.

   The Partnership's performance was positive in the month of September. Profits in the financials, currencies, metals and energies sectors offset losses in the stock indices sector. In the financials sector, positions in German, Italian, French, British and Japanese bonds were profitable. European nations seeking membership in the European Monetary Union (EMU) were under pressure to keep interest rates low while Japan's slow economic recovery made higher rates unlikely. Foreign central banks shifted assets to the relatively high yields of the U.S. bond markets. In the currencies sector, positions in the Japanese yen and Canadian dollar were profitable. By month's end, the dollar was trading at near ten-week highs against the Japanese currency as weak industrial production figures out of Japan sparked a wave of dollar buying. In the metals sector, positions in gold and silver were profitable. Investors were net sellers in gold upon news of the International Monetary Fund's plan to sell five million ounces from its own reserves to help pay the debts of the poorest nations. In the energies sector, the price of heating oil reached its highest level in five years amid worries that Middle East hostilities could threaten supplies just as winter approaches in the U.S. with stockpiles at historically low levels. Positions in heating and light crude oil were profitable.

   Interest income from U.S. Treasury bills decreased by approximately $197,000 and $70,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995 due to the effect of redemptions on the funds available for investment in U.S. Treasury bills as well as a decrease in interest rates in 1996.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $250,000 and $103,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   All trading decisions are currently made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $147,000 and $49,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the nine months ended September 30, 1996 but approximately $438,000 was earned for the six months ended June 30, 1995.

   General and administrative expenses decreased by approximately $14,000 for the nine months ended September 30, 1996 but increased by approximately $2,000 for the three months ended September 30, 1996 as compared to the same periods in 1995. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. The nine month decrease was primarily due to a reduction in overall costs associated with administering the Partnership.

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

         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant