Form 10-K
period 1996-12-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1997-03-28
CIK 846176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-18417

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 13-3516796
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

One New York Plaza, 14th Floor, New York, New York       10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:

                                     None
------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                         Units of Limited Partnership Interest
------------------------------------------------------------------------------
                                   (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Agreement of Limited Partnership of the Registrant, dated January 26, 1989, included as part of the Registration Statement on Form S-1 (File No. 33-26777) filed with the Securities and Exchange Commission on January 31, 1989 pursuant to Rule 424(b) of the Securities Act of 1933, and amended and restated as of March 15, 1989, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                          Index to exhibits can be found on pages 8 through 10.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Limited Partners..............................     4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5
PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................     8
           Exhibits.........................................................................     8
           Reports on Form 8-K..............................................................    10
SIGNATURES .................................................................................    11

                                     PART I

Item 1. Business

General

   Prudential-Bache Capital Return Futures Fund L.P. (the ``Registrant''), a Delaware limited partnership, was formed on January 26, 1989 and will terminate on December 31, 2009 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to engage in the speculative trading of a portfolio consisting primarily of commodity futures, forward and options contracts. On May 12, 1989, the Registrant completed its offering and raised $139,151,000 from the sale of 1,377,053 units of limited partnership interest and 14,457 units of general partnership interest (collectively, ``Units'') which resulted in net proceeds to the Registrant of $137,151,000. The Registrant's fiscal year for book and tax purposes ends on December 31.

   At the inception of the Registrant, sixty percent of the net asset value was allocated to commodities trading. As a protective device in conjunction with the letter of credit (see further discussion below), the remaining forty percent of the net asset value was placed in reserve (the ``Reserve Assets'') and was not committed to commodities trading until June 30, 1994 (the ``Capital Return Date''). On the Capital Return Date, the letter of credit expired and the Reserve Assets were allocated for commodities trading to John W. Henry & Co., Inc., an independent commodities trading manager.

   All trading decisions for the Registrant are currently being made by John W. Henry & Co., Inc. (the ``Trading Manager''). Through June 30, 1994, several independent commodity trading managers shared responsibilities for the Registrant's trading decisions. The General Partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General Partner

   The general partner of the Registrant is Seaport Futures Management, Inc. (the ``General Partner'') which is an affiliate of Prudential Securities Incorporated (``PSI''), the Registrant's commodity broker. Both the General Partner and PSI are wholly-owned subsidiaries of Prudential Securities Group Inc. (``PSGI''). The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

Letter of Credit

   An irrevocable letter of credit (``Letter of Credit'') was issued in favor of the Registrant by Citibank, N.A. (the ``Bank'') on May 12, 1989. The Letter of Credit was intended to provide protection to the limited partners against loss of their initial investment as of the Capital Return Date when the limited partners had the option to redeem their units and receive the greater of the then current net asset value per Unit or 100% of their initial investment. As described above, the Letter of Credit expired on June 30, 1994 (with no payment required by the Bank) and does not provide protection thereafter.

Competition

   The General Partner and its affiliates have formed and may continue to form various entities to engage in the speculative trading of futures, forward and options contracts which, in part, have certain of the same investment policies as the Registrant.

   The Registrant is a closed-end fund which does not currently, and does not intend in the future to, solicit the sale of additional Units. As such, the Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Manager recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1996 (``Registrant's 1996 Annual Report'') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, 1997 there were 1,517 holders of record owning 130,609 Units, including 1,307 units of general partnership interest. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. The Partnership Agreement does, however, provide that a limited partner may only redeem its units as of the last business day of any full calendar quarter (beginning with the end of the first full fiscal quarter of the Registrant's operations, which was the quarter ended September 30, 1989) at the then current net asset value per Unit reduced by each Unit's pro rata portion of unamortized organizational costs. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

                                                        Year ended December 31,
                                -----------------------------------------------------------------------
                                   1996           1995           1994           1993           1992
                                -----------    -----------    -----------    -----------    -----------
Net realized gain (loss)        $ 3,400,298    $ 7,231,676    $(5,337,170)   $ 9,568,847    $ 1,540,667
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Change in net unrealized gain   $  (470,820)   $    24,602    $  (189,239)   $  (382,252)   $   (67,879)
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Commissions                     $ 1,416,851    $ 1,725,325    $ 1,616,313    $ 2,028,878    $ 2,217,126
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Management fees                 $   715,244    $   882,190    $   750,008    $   862,168    $   847,923
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Incentive fees                  $        --    $   437,793    $        --    $   616,838    $   477,868
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Net income (loss)               $ 1,330,842    $ 4,963,090    $(7,333,588)   $ 6,614,407    $  (449,499)
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Allocation of net income
  (loss):
  Limited partners              $ 1,341,731    $ 4,814,944    $(7,164,969)   $ 6,494,501    $  (448,823)
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
  General partner               $   (10,889)   $   148,146    $  (168,619)   $   119,906    $      (676)
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Net income (loss) per
  weighted average Unit         $      9.23    $     28.30    $    (27.40)   $     14.41    $      (.82)
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Total assets                    $18,703,847    $20,553,690    $21,732,249    $56,492,082    $58,537,653
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Redemptions                     $ 3,052,033    $ 5,181,142    $14,539,167    $21,687,018    $12,177,356
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Net asset value per Unit        $    137.02    $    126.19    $    101.79    $    129.56    $    115.35
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Reference is made to the Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers and any persons holding more than ten percent of the Registrant's Units (``Ten Percent Owners'') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
----------------------------    ----------------------------------------------------
James M. Kelso                  President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

  JAMES M. KELSO, age 42, is the President and a Director of Seaport Futures Management, Inc. He is a Senior Vice President of Futures Administration of PSI. He is also the President and a Director of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. He has held several positions within PSI since July 1981.

  BARBARA J. BROOKS, age 48, is the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

  STEVEN CARLINO, age 33, is a Vice President of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

  A. LAURENCE NORTON, JR., age 58, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Prudential Securities Futures Management Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at Prudential Securities Incorporated. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 50, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

  There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the General Partner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no partner beneficially owns more than five percent (5%) of the limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                         Page in
                                                                                      Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)        1.  Financial Statements and Reports of Independent
               Accountants--Incorporated by reference to the Registrant's 1996
               Annual Report which is filed as an exhibit hereto
               Reports of Independent Accountants:
               Report of Independent Accountants as of December 31, 1996 and for
               the year then ended                                                          2
               Independent Auditors' Report as of December 31, 1995 and for the
               years ended December 31, 1995 and 1994                                       2A
               Financial Statements:
               Statements of Financial Condition--December 31, 1996 and 1995                3
               Statements of Operations--Three years ended December 31, 1996                4
               Statements of Changes in Partners' Capital--Three years ended
               December 31, 1996                                                            4
               Notes to Financial Statements                                                5
           2.  Financial Statement Schedules
               All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
           3.  Exhibits:
               Description:
          3.1  Agreement of Limited Partnership of the Registrant, dated as of and  January 26, 1989 as amended and restated as of March 15, 1989
          4.1  (Incorporated by reference to Exhibits 3.1 and 4.1 to the
               Registrant's Annual Report on Form 10-K for the period ended
               December 31, 1989)
          4.2  Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the period ended
               December 31, 1989)
          4.3  Request for Redemption (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the period ended
               December 31, 1989)
         10.1  Escrow Agreement, dated March 17, 1989 among the Registrant, Seaport
               Futures Management, Inc., Prudential-Bache Securities Inc. and
               Bankers Trust Company (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the period ended
               December 31, 1989)
         10.2  Brokerage Agreement dated May 12, 1989 between the Registrant and
               Prudential-Bache Securities Inc. (Incorporated by reference to
               Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the
               period ended December 31, 1989)

         10.3  Advisory Agreement dated March 17, 1989 among the Registrant,
               Seaport Futures Management, Inc., and Tiverton Trading Inc.
               (Incorporated by reference to Exhibit 10.3 to the Registrant's
               Annual Report on Form 10-K for the period ended December 31, 1989)
         10.4  Advisory Agreement, dated September 1, 1990 between the Registrant,
               Seaport Futures Management, Inc. and John W. Henry & Co., Inc.
               (Incorporated by reference to Exhibit 10.4 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1990)
         10.5  Representation Agreement Concerning the Registration Statement and
               the Prospectus, dated as of March 17, 1989 among the Registrant,
               Seaport Futures Management, Inc., Prudential-Bache Securities Inc.
               and Tiverton Trading Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the period ended
               December 31, 1989)
         10.6  Net Worth Agreement, dated as of March 17, 1989 between Seaport
               Futures Management, Inc. and Prudential Securities Group Inc.
               (Incorporated by reference to Exhibit 10.6 to the Registrant's
               Annual Report on Form 10-K for the period ended December 31, 1989)
         10.7  Promissory Note issued by Prudential Securities Group Inc. to
               Seaport Futures Management, Inc., dated May 12, 1989 (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on
               Form 10-K for the period ended December 31, 1989)
         10.8  Letter of Credit and Reimbursement Agreement among the Registrant,
               Seaport Futures Management, Inc., Prudential Securities Group Inc.
               and Citibank, N.A. dated March 17, 1989 (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for
               the period ended December 31, 1989)
         10.9  Secured Demand Note Collateral Agreement dated February 15, 1991 between Seaport Futures Management, Inc. and Prudential Securities
               Group Inc. (Incorporated by reference to Exhibit 28.2 to the
               Registrant's 10-Q for the period ended March 31, 1991)
        10.10  Advisory Agreement, dated January 1, 1992 among the Registrant,
               Seaport Futures Management, Inc. and Chang-Crowell Management
               Corporation (Incorporated by reference to Exhibit 10.10 to the
               Registrant's Annual Report on Form 10-K for the year ended December
               31, 1991)
        10.11  Amendment No 1 to Letter of Credit and Reimbursement Agreement dated
               October 24, 1989 among the Registrant, Citibank, N.A., Seaport
               Futures Management, Inc. and Prudential Securities Group Inc.
               (Incorporated by reference to Exhibit 10.11 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1991)
        10.12  Amendment No 2 to Letter of Credit and Reimbursement Agreement dated
               January 22, 1990 among the Registrant, Citibank, N.A., Seaport
               Futures Management, Inc. and Prudential Securities Group Inc.
               (Incorporated by reference to Exhibit 10.12 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1991)

        10.13  Amendment No 3 to Letter of Credit and Reimbursement Agreement dated
               February 15, 1991 among the Registrant, Citibank, N.A., Seaport
               Futures Management, Inc. and Prudential Securities Group Inc.
               (Incorporated by reference to Exhibit 10.13 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1991)
        10.14  Amendment No 4 to Letter of Credit and Reimbursement Agreement dated
               March 28, 1991 among the Registrant, Citibank, N.A., Seaport Futures
               Management, Inc. and Prudential Securities Group Inc. (Incorporated
               by reference to Exhibit 28.1 to the Registrant's Quarterly Report on
               Form 10-Q for the period ended March 31, 1991)
        10.15  Amendment No 5 to Letter of Credit and Reimbursement Agreement dated
               April 15, 1993 among the Registrant, Citibank, N.A., Seaport Futures
               Management, Inc. and Prudential Securities Group Inc. (Incorporated
               by reference to Exhibit 10.15 to the Registrant's Quarterly Report
               on Form 10-Q for the period ended March 31, 1993)
        10.16  Amendment to Advisory Agreement dated June 30, 1994 among the
               Registrant, Seaport Futures Management, Inc. and John W. Henry &
               Co., Inc. (Incorporated by reference to Exhibit 10.16 to the
               Registrant's Quarterly Report on Form 10-Q for the period ended June
               30, 1994)
        10.17  Addendum to Brokerage Agreement dated July 1, 1994 among the
               Registrant, Seaport Futures Management, Inc. and Prudential
               Securities Incorporated (Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994)
        10.18  Form of Foreign Currency Addendum to Brokerage Agreement between the
               Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.16 of the Registrant's Quarterly Report on
               Form 10-Q for the period ended March 31, 1996)
         13.1  Registrant's 1996 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 1996 Annual Report is to be deemed filed as part of this report) (filed herewith)
         16.1  Letter dated May 14, 1996 from Deloitte & Touche LLP to the
               Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the
               Registrant's Current Report on Form 8-K dated May 14, 1996)
         27.1  Financial Data Schedule (filed herewith)
(b)            Reports on Form 8-K
               No reports on Form 8-K were filed during the last quarter of the period covered by this report

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund L.P.
By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
    By: /s/ Steven Carlino                                 Date: March 27, 1997
    ------------------------------------------------------
    Steven Carlino
    Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ James M. Kelso                                Date: March 27, 1997
     -----------------------------------------------------
     James M. Kelso
     President and Director
     By: /s/ Barbara J. Brooks                             Date: March 27, 1997
     -----------------------------------------------------
     Barbara J. Brooks
     Treasurer and Chief Financial Officer
     By: /s/ Steven Carlino                                Date: March 27, 1997
     -----------------------------------------------------
     Steven Carlino
     Vice President
     By: /s/ A. Laurence Norton, Jr.                       Date: March 27, 1997
     -----------------------------------------------------
     A. Laurence Norton, Jr.
     Director
     By: /s/ Guy S. Scarpaci                               Date: March 27, 1997
     -----------------------------------------------------
     Guy S. Scarpaci
     Director
                                       11