Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1997-05-15
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-18417

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3516796
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)     (I.R.S. Employer Identification No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 4,233,945     $ 4,416,242
U.S. Treasury bills, at amortized cost                                  13,951,345      13,869,729
Net unrealized gain on open commodity positions                             50,693         417,876
                                                                       -----------     ------------
Total assets                                                           $18,235,983     $18,703,847
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   690,151     $   664,958
Management fees payable                                                     60,453          62,075
Accrued expenses                                                            60,672          61,858
Due to affiliates                                                           39,528          19,472
                                                                       -----------     ------------
Total liabilities                                                          850,804         808,363
                                                                       -----------     ------------
Commitments

Partners' capital
Limited partners (124,365 and 129,302 units outstanding)                17,211,220      17,716,405
General partner (1,257 and 1,307 units outstanding)                        173,959         179,079
                                                                       -----------     ------------
Total partners' capital                                                 17,385,179      17,895,484
                                                                       -----------     ------------
Total liabilities and partners' capital                                $18,235,983     $18,703,847
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    138.39     $    137.02
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                          ------------------------
                                                                             1997          1996
--------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss)                                                  $1,294,990     $ (49,610)
Change in net unrealized gain                                               (702,758)     (343,492)
Interest from U.S. Treasury bills                                            175,214       194,865
                                                                          ----------     ---------
                                                                             767,446      (198,237)
                                                                          ----------     ---------
EXPENSES
Commissions                                                                  363,494       393,649
Management fees                                                              182,957       194,694
General and administrative                                                    41,149        47,332
                                                                          ----------     ---------
                                                                             587,600       635,675
                                                                          ----------     ---------
Net income (loss)                                                         $  179,846     $(833,912)
                                                                          ----------     ---------
                                                                          ----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                          $  178,046     $(801,369)
                                                                          ----------     ---------
                                                                          ----------     ---------
General partner                                                           $    1,800     $ (32,543)
                                                                          ----------     ---------
                                                                          ----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                    $     1.38     $   (5.36)
                                                                          ----------     ---------
                                                                          ----------     ---------
Weighted average number of
  limited and general partnership units outstanding                          130,609       155,448
                                                                          ----------     ---------
                                                                          ----------     ---------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996            130,609     $17,716,405     $179,079     $17,895,484
Net income                                                      178,046        1,800         179,846
Redemptions                                      (4,987)       (683,231)      (6,920)       (690,151)
                                               --------     -----------     --------     -----------
Partners' capital--March 31, 1997               125,622     $17,211,220     $173,959     $17,385,179
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the 'Annual Report').

   Certain balances from the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1997 and 1996 were:

                                                                       1997        1996
          -------------------------------------------------------------------------------
          Commissions                                                $363,494    $393,649
          General and administrative                                   23,021      25,503
                                                                     --------    --------
                                                                     $386,515    $419,152
                                                                     --------    --------
                                                                     --------    --------

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker and an affiliate of the General Partner. Approximately 75% of the Partnership's net asset value invested is in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   In connection with the Partnership's interbank transactions, PSI engages in foreign currency forward transactions with the Partnership and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Partnership and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged, PSI does not charge the Partnership for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1997 and December 31, 1996, such segregated assets totalled $16,926,667 and $17,277,553, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $1,342,858 and $1,148,057 at March 31, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1997 and December 31, 1996, the Partnership's open forward contracts mature within three months, but open futures contracts mature within one year.

   At March 31, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                      March 31,          December 31,
                                        1997                 1996
                                     -----------         ------------
Currency Forward Contracts:
  Commitments to purchase            $ 4,775,496         $14,780,831
  Commitments to sell                $19,326,989         $21,404,866
Currency Futures Contracts:
  Commitments to purchase            $ 1,170,185         $ 1,527,963
  Commitments to sell                $ 1,707,763         $ 2,058,838
Financial Futures Contracts:
  Commitments to purchase            $ 7,874,702         $37,638,257
  Commitments to sell                $62,586,215         $ 8,448,337
Other Futures Contracts:
  Commitments to purchase            $ 2,338,167         $   419,159
  Commitments to sell                $ 2,499,201         $ 2,628,405

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

      At March 31, 1997 and December 31, 1996, the fair value of futures and forward contracts were:

                                            March 31, 1997             December 31, 1996
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 68,194      $      163     $ 13,200      $   13,625
     Currencies                          13,948          11,550       74,723             175
     Other                               13,158           9,144       80,797           1,456
  Foreign exchanges
     Financial                           31,632          21,840      129,424         143,249
Forward Contracts:
     Currencies                         140,353         173,895      522,582         244,345
                                       --------     -----------     --------     -----------
                                       $267,285      $  216,592     $820,726      $  402,850
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                             March 31, 1997                 March 31, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   21,778      $    6,658     $  132,460     $     1,188
     Currencies                            73,877           8,835         82,499          13,310
     Other                                 71,514           3,765         27,654          19,086
  Foreign exchanges
     Financial                            123,598          48,846        342,470          31,757
Forward Contracts:
     Currencies                           772,282         302,042        497,556         428,024
                                       ----------     -----------     ----------     -----------
                                       $1,063,049      $  370,146     $1,082,639     $   493,365
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses during the three months ended March 31, 1997 and 1996, respectively.

                                Three months ended March 31, 1997                    Three months ended March 31, 1996
                         ------------------------------------------------     -----------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial              $  (92,531)        $   68,456       $  (24,075)      $   88,231         $   63,393       $ 151,624
    Currencies                129,503            (72,150)          57,353           94,593             51,881         146,474
    Other                      34,803            (75,327)         (40,524)         (46,494)           (33,410)        (79,904)
  Foreign exchanges
    Financial                 104,754             23,617          128,371         (105,210)          (208,009)       (313,219)
Forward Contracts:
    Currencies              1,121,139           (311,779)         809,360          (74,231)           (53,725)       (127,956)
Foreign Currrencies            (2,678)          (335,575)        (338,253)          (6,499)          (163,622)       (170,121)
                         --------------     --------------     ----------     --------------     --------------     ---------
                           $1,294,990         $ (702,758)      $  592,232       $  (49,610)        $ (343,492)      $(393,102)
                         --------------     --------------     ----------     --------------     --------------     ---------
                         --------------     --------------     ----------     --------------     --------------     ---------

D. Subsequent Event

   All trading decisions are currently made by John W. Henry & Co., Inc. (the 'Trading Manager'). The Trading Manager has determined that its Yen Financial Portfolio no longer meets its original investment objectives and therefore, terminated its Yen Financial Portfolio effective March 31, 1997.
Accordingly, as of April 1, 1997, the General Partner reallocated assets previously traded pursuant to the Yen Financial Portfolio
(representing approximately 32% of the Partnership's assets) to the Trading Manager's Original Investment Program.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on May 12, 1989 with gross proceeds of $139,151,000. After accounting for organizational and offering costs, the Partnership's net proceeds were $137,151,000. At the inception of the Partnership, sixty percent of the net proceeds was allocated to commodities trading activity and forty percent was placed in reserve and invested in investment grade interest-bearing obligations ('Reserve Assets'). On June 30, 1994, the Reserve Assets matured and the resulting proceeds were allocated to commodities trading.

   As of March 31, 1997, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 77% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the net asset value varies each day, and from month to month, as the market value of commodity interests change. The balance of the net asset value is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1997 were $683,231 and $6,920, respectively, and from commencement of operations, May 12, 1989, through March 31, 1997 totalled $138,874,878 and $1,584,005, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   The Trading Manager has determined that its Yen Financial Portfolio no longer meets its original investment objectives and therefore, terminated its Yen Financial Portfolio effective March 31, 1997. Accordingly, as of
April 1, 1997, the General Partner reallocated assets previously traded pursuant to the Yen Financial Portfolio (representing approximately 32% of the Partnership's assets) to the Trading Manager's Original
Investment Program.

Results of Operations

   The net asset value per Unit as of March 31, 1997 was $138.39, an increase of 1.00%, from the December 31, 1996 net asset value per Unit of $137.02.

   Profits earned in the currency, financial, metal and stock index sectors drove January's positive performance, while the energy sector incurred losses. Investors remained focused on economic fundamentals in the currency markets, which pushed the U.S. dollar to new highs against the Japanese yen. Meanwhile, intervention by Canada's central bank slowed the year-long rise of the Canadian dollar against the U.S.

dollar. The German mark declined against the U.S. dollar as investors became cautious in the face of bearish news on the German economy. In Britain, political realities took their toll on the pound as prospects for an interest rate hike in Britain weakened, causing the pound to fall. German mark, Japanese yen, Swiss franc and several European/U.S. dollar cross rate positions posted gains, while the Partnership incurred losses from British pound positions. In the financial sector, the U.S. bond markets became choppier, as investors scrutinized new economic data and comments by Federal Reserve Bank officials as to indications on the direction of interest rates. In Japan, with Japanese interest rates at record lows, the Nikkei plummeting and the yen continuing its long decline against the U.S. dollar, investors looked for signs of government support or intervention to stem the tide, yet there was little to encourage them. Positions in German, French, Australian and Japanese bonds were profitable. In the metal sector, short positions in gold profited as gold prices continued their relentless decline in the world markets. In the stock index sector, short Nikkei positions benefited the Partnership as the Japanese stock market continued its downward trend.

   February's flat performance was the result of profits earned in the currency sector offsetting losses in the metal, financial, energy and stock index sectors. In the currency sector, British pound, German mark, Swiss franc and French franc positions were profitable. Despite the best efforts of G-7 nations to talk the U.S. dollar down from its lofty peaks, defiant market players pushed the greenback to new highs against the German mark, Japanese yen and Swiss franc. Later in the month, hints by the U.S. Federal Reserve chairman of a possible interest rate hike sent the dollar soaring as it seemed the U.S. currency would retain its high-yield status in the global marketplace. In the metal sector, gold prices rose as the lowest spot prices since 1993 rekindled demand. Prices also spiked higher on news that the European Union would not condone the sale of central bank gold reserves to reduce government budget deficits. As a result, short positions in gold were unprofitable. In the financial sector, U.S., Australian and Japanese bond positions posted losses. Continued speculation on the direction of interest rates fueled volatility in the global interest rate markets. Early in the month, central banks in Germany, England and the U.S. announced their intention to keep rates stable, but speculation continued, as the focus in the U.S. turned immediately to the Federal Reserve's next policy committee meeting in March.

   March's negative performance was the result of losses incurred in the financial, energy, stock index, soft and grain sectors. Profits were earned in the currency sector. The metal sector was flat. In the financial sector, British, French, German and Japanese bond positions posted losses. Opportunities for gains in global interest rate markets were limited as continued speculation over the direction of U.S. interest rates produced volatile and trendless markets. Additionally, U.S. bond markets were buffeted by economic reports indicating a strengthening economy and a growing conviction that interest rate hikes would follow. In the energy sector, improving crude oil and natural gas inventories pushed prices down as positions in heating oil and light crude resulted in losses. In Europe, renewed speculation about a delay in the European Union's plans for economic and monetary union pushed the German mark higher against the U.S. dollar. The mark also realized hefty gains against the British pound as upcoming general elections in Britain kept the market on edge and investors took profits in the pound. The largest profits were earned in the Japanese yen as that currency continued to decline throughout the month, profiting the Partnership's short positions. The U.S. dollar, which was expected to benefit from increasing rates in the U.S., was buffeted over the short term by volatility in stock and bond markets. Positions in the Japanese yen, British pound and Australian dollar contributed to profits.

   Interest income from U.S. Treasury bills decreased by approximately $20,000 for the three months ended March 31, 1997 as compared to the same period in 1996 due to the effect of redemptions on the funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $30,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the effect of redemptions on the monthly net asset values.

   Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $12,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the effect of redemptions on the monthly net asset values.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the three months ended March 31, 1997 and 1996.

   General and administrative expenses decreased by approximately $6,000 for the three months ended March 31, 1997 as compared to the same period in 1996. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 15, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant