Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1997-08-14
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

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
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,366,422     $ 4,416,242
U.S. Treasury bills, at amortized cost                                  13,220,882      13,869,729
Net unrealized gain on open commodity positions                            796,492         417,876
                                                                       -----------     ------------
Total assets                                                           $17,383,796     $18,703,847
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   600,980     $   664,958
Management fees payable                                                     57,544          62,075
Accrued expenses                                                            68,164          61,858
Due to affiliates                                                           52,484          19,472
                                                                       -----------     ------------
Total liabilities                                                          779,172         808,363
                                                                       -----------     ------------
Commitments

Partners' capital
Limited partners (120,021 and 129,302 units outstanding)                16,438,488      17,716,405
General partner (1,213 and 1,307 units outstanding)                        166,136         179,079
                                                                       -----------     ------------
Total partners' capital                                                 16,604,624      17,895,484
                                                                       -----------     ------------
Total liabilities and partners' capital                                $17,383,796     $18,703,847
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    136.96     $    137.02
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months ended            Three months ended
                                                         June 30,                     June 30,
                                                --------------------------     -----------------------
                                                   1997           1996           1997          1996
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss)                        $  872,638     $  (230,542)    $(422,352)    $(180,932)
Change in net unrealized gain                      (83,897)        (44,609)      618,861       298,883
Interest from U.S. Treasury bills                  343,695         365,778       168,481       170,913
                                                ----------     -----------     ---------     ---------
                                                 1,132,436          90,627       364,990       288,864
                                                ----------     -----------     ---------     ---------
EXPENSES
Commissions                                        707,738         742,887       344,244       349,238
Management fees                                    355,053         369,009       172,096       174,315
General and administrative                          69,374          78,269        28,225        30,937
                                                ----------     -----------     ---------     ---------
                                                 1,132,165       1,190,165       544,565       554,490
                                                ----------     -----------     ---------     ---------
Net income (loss)                               $      271     $(1,099,538)    $(179,575)    $(265,626)
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                $      268     $(1,064,338)    $(177,778)    $(262,969)
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
General partner                                 $        3     $   (35,200)    $  (1,797)    $  (2,657)
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit          $       --     $     (7.30)    $   (1.43)    $   (1.82)
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
Weighted average number of limited and
  general partnership units outstanding            128,116         150,591       125,622       145,734
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996            130,609     $17,716,405     $179,079     $17,895,484
Net income                                                          268            3             271
Redemptions                                      (9,375)     (1,278,185)     (12,946)     (1,291,131)
                                               --------     -----------     --------     -----------
Partners' capital--June 30, 1997                121,234     $16,438,488     $166,136     $16,604,624
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the six months ended June 30, 1997 and 1996 were:

                                                                       1997        1996
          -------------------------------------------------------------------------------
          Commissions                                                $707,738    $742,887
          General and administrative                                   45,092      45,784
                                                                     --------    --------
                                                                     $752,830    $788,671
                                                                     --------    --------
                                                                     --------    --------

   The costs incurred for these services for the three months ended June 30, 1997 and 1996 were:

                                                                       1997        1996
          -------------------------------------------------------------------------------
          Commissions                                                $344,244    $349,238
          General and administrative                                   22,071      20,281
                                                                     --------    --------
                                                                     $366,315    $369,519
                                                                     --------    --------
                                                                     --------    --------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1997 and December 31, 1996, such segregated assets totalled $15,893,975 and $17,277,553, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $1,179,090 and $1,148,057 at June 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1997 and December 31, 1996, the Partnership's open forward contracts mature within three months, but open futures contracts mature within one year.

   At June 30, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                       June 30,           December 31,
                                         1997                 1996
                                     ------------         ------------
Currency Forward Contracts:
  Commitments to purchase            $ 30,919,299         $14,780,831
  Commitments to sell                $ 17,020,182         $21,404,866
Currency Futures Contracts:
  Commitments to purchase            $  3,533,520         $ 1,527,963
  Commitments to sell                $  2,139,890         $ 2,058,838
Financial Futures Contracts:
  Commitments to purchase            $142,378,026         $37,638,257
  Commitments to sell                $ 17,763,970         $ 8,448,337
Other Futures Contracts:
  Commitments to purchase            $  2,557,919         $   419,159
  Commitments to sell                $  8,429,268         $ 2,628,405

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

   At June 30, 1997 and December 31, 1996, the fair value of futures and forward contracts were:

                                             June 30, 1997               December 31, 1996
                                       --------------------------     ------------------------
                                               Fair Value                    Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  139,769      $  --          $ 13,200      $   13,625
     Currencies                            76,175           5,423       74,723             175
     Other                                239,342          81,278       80,797           1,456
  Foreign exchanges
     Financial                            175,960          75,384      129,424         143,249
     Other                                 16,600         --             --            --
Forward Contracts:
     Currencies                           606,794         296,063      522,582         244,345
                                       ----------     -----------     --------     -----------
                                       $1,254,640      $  458,148     $820,726      $  402,850
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the average fair values of futures and forward contracts during the six months ended June 30, 1997 and 1996, respectively.

                                            Six months ended               Six months ended
                                             June 30, 1997                  June 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   36,219      $   11,639     $  126,713      $    5,934
     Currencies                            60,786           8,795         81,222          10,106
     Other                                161,161          26,035         41,473          13,481
  Foreign exchanges
     Financial                            149,004          81,790        237,649          32,410
     Other                                  3,275             602         --             --
Forward Contracts:
     Currencies                           665,747         236,884        560,640         477,997
                                       ----------     -----------     ----------     -----------
                                       $1,076,192      $  365,745     $1,047,697      $  539,928
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the three months ended June 30, 1997 and 1996, respectively.

                                           Three months ended            Three months ended
                                             June 30, 1997                 June 30, 1996
                                       --------------------------     ------------------------
                                           Average Fair Value            Average Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   58,653      $   13,752     $134,552      $    9,484
     Currencies                            35,984           9,444       68,516           4,834
     Other                                213,808          44,083       52,224           6,794
  Foreign exchanges
     Financial                            145,068          99,747      112,910          27,037
     Other                                  5,731           1,053        --            --
Forward Contracts:
     Currencies                           427,864         155,978      570,733         532,900
                                       ----------     -----------     --------     -----------
                                       $  887,108      $  324,057     $938,935      $  581,049
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the six months ended June 30, 1997 and 1996, respectively.

                                 Six months ended June 30, 1997                       Six months ended June 30, 1996
                         -----------------------------------------------     ------------------------------------------------
                                              Change in                                           Change in
                          Net Realized      Net Unrealized                    Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial              $ (181,219)        $  140,194       $ (41,025)      $  364,213         $ (153,213)      $  211,000
    Currencies                 65,290             (3,796)         61,494          191,825             78,459          270,284
    Other                    (200,358)            78,723        (121,635)          28,733             69,860           98,593
  Foreign exchanges
    Financial                  24,735            114,401         139,136         (449,201)          (269,964)        (719,165)
    Other                      10,410             16,600          27,010               --                 --               --
Forward Contracts:
    Currencies                686,325             32,494         718,819         (354,566)           501,232          146,666
Foreign Currencies            467,455           (462,513)          4,942          (11,546)          (270,983)        (282,529)
                         --------------     --------------     ---------     --------------     --------------     ----------
                           $  872,638         $  (83,897)      $ 788,741       $ (230,542)        $  (44,609)      $ (275,151)
                         --------------     --------------     ---------     --------------     --------------     ----------
                         --------------     --------------     ---------     --------------     --------------     ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended June 30, 1997 and 1996, respectively.

                                Three months ended June 30, 1997                    Three months ended June 30, 1996
                         -----------------------------------------------     -----------------------------------------------
                                              Change in                                           Change in
                          Net Realized      Net Unrealized                    Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial              $  (88,688)        $   71,738       $ (16,950)      $  275,982        $   (216,606)     $  59,376
    Currencies                (64,213)            68,354           4,141           97,232              26,578        123,810
    Other                    (235,161)           154,050         (81,111)          75,227             103,270        178,497
  Foreign exchanges
    Financial                 (80,019)            90,784          10,765         (343,991)            (61,955)      (405,946)
    Other                      10,410             16,600          27,010               --                  --             --
Forward Contracts:
    Currencies               (434,814)           344,273         (90,541)        (280,335)            554,957        274,622
Foreign Currencies            470,133           (126,938)        343,195           (5,047)           (107,361)      (112,408)
                         --------------     --------------     ---------     --------------     --------------     ---------
                           $ (422,352)        $  618,861       $ 196,509       $ (180,932)       $    298,883      $ 117,951
                         --------------     --------------     ---------     --------------     --------------     ---------
                         --------------     --------------     ---------     --------------     --------------     ---------

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

   As of June 30, 1997, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 77% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1997 were $1,278,185 and $594,954, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1997 were $12,946 and $6,026, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through June 30, 1997 totalled $139,469,832 and $1,590,031, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   John W. Henry & Co., Inc. (the 'Trading Manager') has determined that its Yen Financial Portfolio no longer meets its original investment objectives and therefore, terminated its Yen Financial Portfolio effective March 31, 1997. Accordingly, as of April 1, 1997, the General Partner reallocated assets previously traded pursuant to the Yen Financial Portfolio (representing approximately 32% of the Partnership's assets) to the Trading Manager's Original Investment Program.

Results of Operations

   The net asset value per Unit as of June 30, 1997 was $136.96, a decrease of .04% from the December 31, 1996 net asset value per Unit of $137.02.

   The net asset value declined during April. Losses were incurred in the financial and grain sectors while profits were earned in the currency, soft, metal, energy and stock index sectors. Global equity markets tracked the downward movement of U.S. bond and stock prices as economic reports seemed to strengthen the argument for another short-term rate increase by the U.S. Federal Reserve Bank during the first two weeks of the month. However, bearish sentiment gave way to exuberance in the second half as new data, strong corporate earnings and a budget deal in Washington restored investor confidence. This sharp shift in the interest rate markets resulted in losses for the Partnership, as U.S., Australian, Japanese, Canadian, British, German and French bond positions were unprofitable. In the currency sector, the Partnership benefited from continuing trends. There was little to shift the U.S. dollar from its position of strength in world markets. Talk of central bank intervention to stem the dollar's rise against the Japanese yen ruffled the markets throughout the month. However, the dollar continued to rise in the weeks leading up to the meeting of G-7 finance ministers on April 27, 1997 reaching new highs against both the yen and German mark. In the final week of trading, new economic data dampened expectations for a second U.S. rate hike and the dollar sagged against its major counterparts. Positions in Japanese yen, German mark, Canadian dollar and Swiss franc posted gains. In the soft sector, supply concerns continued to push coffee prices upward. Long coffee positions were profitable.

   May's negative performance resulted from losses in the currency, energy and financial sectors offsetting profits earned in the grain, index, metal and soft sectors. In the currency sector, the Fund suffered losses in Japanese yen, British pound and Canadian dollar positions. Upset elections in France and Great Britain, verbal intervention by Japanese officials, another U.S. Federal Reserve meeting on interest rate policy, and extraordinary public bickering between the German government and central bank contributed to a general state of confusion in the foreign exchange markets. In Japan, official warnings of intervention to cap the U.S. dollar's rise against the Japanese yen and a report that the Bank of Japan might raise a key interest rate pushed the dollar to a 4 1/2 month low against the yen. Towards month end, the dollar reversed itself as Japanese officials warned of intervention and said interest rates would not be increased. In the financial sector, bond markets were equally unsettled reflecting U.S. interest rate concerns and renewed doubts about monetary union in Europe. Japanese and European bond positions were unprofitable. In the soft sector, the Partnership benefited from coffee's continuous upward trend as intermittent labor unrest and heavy rains in major producing countries threatened to reduce already tight inventories. Positions in cotton, cocoa and sugar were also profitable. In the world equity markets, both the Nikkei and the Australian All Ordinaries indices soared, reflecting renewed investor confidence in their respective economies. Positions in both were profitable.

   June's positive performance resulted from gains in the financial, currency, metal, index and grain sectors, which were slightly offset by losses in the soft and energy sectors. In the financial sector, the Partnership achieved gains in U.S, Australian, Italian and German bonds. This was attributed, in part, to continued uncertainty surrounding the European Monetary Union (EMU). Italian bonds strengthened on improved prospects for Italy's entry into the EMU. In the currency sector, solid gains were also achieved as investors sorted through the European political upsets of May and paid close heed to economic fundamentals, pushing the British pound to new records against the German mark. The G-7 summit meeting at month end also helped to restore a semblance of order in the currency markets by carefully circumventing politically sensitive trade and monetary issues that might jar the U.S. dollar/Japanese yen relationship. All of these factors helped the Partnership achieve gains in British pound/German mark cross rate positions as well as Japanese yen/German mark cross rate positions. In the metal sector, the Partnership profited as gold prices fell to a four year low. The Partnership also had gains within the index sector in the Nikkei Dow and the Australian index. The Partnership realized losses in the soft and energy sectors. In the soft sector, the Partnership had losses in coffee as a result of improved supplies. The availability of 2.5 million bags of coffee promised by the Colombian Coffee Federation, Brazilian exports at record rates to take advantage of high prices, and good weather prognostications in Brazil helped to drive coffee prices down. In the energy sector, light crude oil positions were unprofitable as OPEC pressure caused prices to rise.

   Interest income from U.S. Treasury bills decreased by approximately $22,000 and $2,000 for the six and three months ended June 30, 1997 as compared to the same periods in 1996 due to the effect of redemptions on the funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately

$35,000 and $5,000 for the six and three months ended June 30, 1997 as compared to the same periods in 1996 primarily due to the effect of redemptions on the monthly net asset values.

   Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $14,000 and $2,000 for the six and three months ended June 30, 1997 as compared to the same periods in 1996 primarily due to the effect of redemptions on the monthly net asset values.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned during the six months ended June 30, 1997 and 1996.

   General and administrative expenses decreased by approximately $9,000 and $3,000 for the six and three months ended June 30, 1997 as compared to the same period in 1996. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant