Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1997-11-14
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,814,903      $ 4,416,242
U.S. Treasury bills, at amortized cost                                  12,459,134       13,869,729
Net unrealized gain on open commodity positions                            479,566          417,876
                                                                      -------------     ------------
Total assets                                                           $16,753,603      $18,703,847
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   579,838      $   664,958
Management fees payable                                                     55,595           62,075
Accrued expenses                                                            38,640           61,858
Due to affiliates                                                           36,583           19,472
                                                                      -------------     ------------
Total liabilities                                                          710,656          808,363
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (115,834 and 129,302 units outstanding)                15,882,388       17,716,405
General partner (1,171 and 1,307 units outstanding)                        160,559          179,079
                                                                      -------------     ------------
Total partners' capital                                                 16,042,947       17,895,484
                                                                      -------------     ------------
Total liabilities and partners' capital                                $16,753,603      $18,703,847
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    137.11      $    137.02
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine months ended            Three months ended
                                                      September 30,                 September 30,
                                                --------------------------     -----------------------
                                                   1997           1996           1997          1996
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss)                        $1,591,464     $  (942,317)    $ 718,826     $(711,775)
Change in net unrealized gain                     (400,823)        754,060      (316,926)      798,669
Interest from U.S. Treasury bills                  513,406         528,471       169,711       162,693
                                                ----------     -----------     ---------     ---------
                                                 1,704,047         340,214       571,611       249,587
                                                ----------     -----------     ---------     ---------
EXPENSES
Commissions                                      1,049,360       1,068,008       341,622       325,121
Management fees                                    526,513         531,170       171,460       162,161
General and administrative                         109,742         122,383        40,368        44,114
                                                ----------     -----------     ---------     ---------
                                                 1,685,615       1,721,561       553,450       531,396
                                                ----------     -----------     ---------     ---------
Net income (loss)                               $   18,432     $(1,381,347)    $  18,161     $(281,809)
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                $   18,247     $(1,343,329)    $  17,979     $(278,991)
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
General partner                                 $      185     $   (38,018)    $     182     $  (2,818)
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit          $      .15     $     (9.39)    $     .15     $   (2.01)
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
Weighted average number of
  limited and general partnership units
  outstanding                                      125,822         147,056       121,234       139,986
                                                ----------     -----------     ---------     ---------
                                                ----------     -----------     ---------     ---------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996            130,609     $17,716,405     $179,079     $17,895,484
Net income                                                       18,247          185          18,432
Redemptions                                     (13,604)     (1,852,264)     (18,705)     (1,870,969)
                                               --------     -----------     --------     -----------
Partners' capital--September 30, 1997           117,005     $15,882,388     $160,559     $16,042,947
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of September 30, 1997 and the results of its operations for the nine and three months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the nine months ended September 30, 1997 and 1996 were:

                                                                    1997          1996
          -------------------------------------------------------------------------------
          Commissions                                            $1,049,360    $1,068,008
          General and administrative                                 67,638        71,641
                                                                 ----------    ----------
                                                                 $1,116,998    $1,139,649
                                                                 ----------    ----------
                                                                 ----------    ----------

   The costs incurred for these services for the three months ended September 30, 1997 and 1996 were:

                                                                    1997          1996
          -------------------------------------------------------------------------------
          Commissions                                            $  341,622    $  325,121
          General and administrative                                 22,546        25,857
                                                                 ----------    ----------
                                                                 $  364,168    $  350,978
                                                                 ----------    ----------
                                                                 ----------    ----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1997 and December 31, 1996, such segregated assets totalled $9,152,425 and $17,277,553, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $7,618,890 and $1,148,057 at September 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1997 and December 31, 1996, the Partnership's open forward contracts mature within three months but open futures contracts mature within one year.

   At September 30, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                     September 30,         December 31,
                                         1997                  1996
                                     -------------         ------------
Financial Futures Contracts:
  Commitments to purchase             $99,800,734          $37,638,257
  Commitments to sell                 $ 2,076,783          $ 8,448,337
Currency Forward Contracts:
  Commitments to purchase             $10,252,400          $14,780,831
  Commitments to sell                 $20,152,802          $21,404,866

                                     September 30,         December 31,
                                         1997                  1996
                                     -------------         ------------
Currency Futures Contracts:
  Commitments to purchase             $        --          $ 1,527,963
  Commitments to sell                 $        --          $ 2,058,838
Other Futures Contracts:
  Commitments to purchase             $ 4,630,989          $   419,159
  Commitments to sell                 $ 4,388,380          $ 2,628,405

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

   At September 30, 1997 and December 31, 1996, the fair values of futures and forward contracts were:

                                          September 30, 1997           December 31, 1996
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 32,813      $   24,788     $ 13,200      $   13,625
     Currencies                              --              --       74,723             175
     Other                              149,645         240,647       80,797           1,456
  Foreign exchanges
     Financial                          611,881           5,530      129,424         143,249
     Other                                   --          26,096           --              --
Forward Contracts:
     Currencies                          98,017         115,729      522,582         244,345
                                       --------     -----------     --------     -----------
                                       $892,356      $  412,790     $820,726      $  402,850
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair values of futures and forward contracts during the nine months ended September 30, 1997 and 1996, respectively.

                                           Nine months ended              Nine months ended
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   89,070      $   11,333     $   90,709      $   18,173
     Currencies                            76,204          18,248         71,951           8,747
     Other                                243,948         109,636         56,121          11,079
  Foreign exchanges
     Financial                            278,438          58,875        420,394          25,480
     Currencies                             1,324             160             --              --
     Other                                  3,818           3,972             --              --
Forward Contracts:
     Currencies                           579,391         218,918        461,052         435,051
                                       ----------     -----------     ----------     -----------
                                       $1,272,193      $  421,142     $1,100,227      $  498,530
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the three months ended September 30, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  194,234      $    7,963     $    5,025      $   44,223
     Currencies                           103,180          31,585         55,040           6,423
     Other                                387,674         248,847         98,586           4,137
  Foreign exchanges
     Financial                            479,327          22,900        662,064          12,017
     Currencies                             3,311             400             --              --
     Other                                  7,963           8,877             --              --
Forward Contracts:
     Currencies                           435,119         206,766        323,266         301,406
                                       ----------     -----------     ----------     -----------
                                       $1,610,808      $  527,338     $1,143,981      $  368,206
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the nine months ended September 30, 1997 and 1996, respectively.

                               Nine months ended September 30, 1997                Nine months ended September 30, 1996
                         ------------------------------------------------     -----------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial              $  (51,456)        $    8,450       $  (43,006)      $  163,856         $ (160,882)      $   2,974
    Currencies                 99,050            (74,548)          24,502          128,971            104,370         233,341
    Other                    (404,036)          (170,343)        (574,379)         149,273            109,242         258,515
  Foreign exchanges
    Financial                 574,924            620,176        1,195,100         (559,723)           695,890         136,167
    Other                     (56,130)           (26,096)         (82,226)              --                 --              --
Forward Contracts:
    Currencies                961,657           (295,949)         665,708         (797,668)           315,942        (481,726)
Foreign Currencies            467,455           (462,513)           4,942          (27,026)          (310,502)       (337,528)
                         --------------     --------------     ----------     --------------     --------------     ---------
                           $1,591,464         $ (400,823)      $1,190,641       $ (942,317)        $  754,060       $(188,257)
                         --------------     --------------     ----------     --------------     --------------     ---------
                         --------------     --------------     ----------     --------------     --------------     ---------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended September 30, 1997 and 1996, respectively.

                              Three months ended September 30, 1997                Three months ended September 30, 1996
                         ------------------------------------------------     -----------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial              $  129,763         $ (131,744)      $   (1,981)      $ (200,357)        $   (7,669)      $(208,026)
    Currencies                 33,760            (70,752)         (36,992)         (62,854)            25,911         (36,943)
    Other                    (203,678)          (249,066)        (452,744)         120,540             39,382         159,922
  Foreign exchanges
    Financial                 550,189            505,775        1,055,964         (110,522)           965,854         855,332
    Currencies                     --                 --               --               --                 --              --
    Other                     (66,540)           (42,696)        (109,236)              --                 --              --
Forward Contracts:
    Currencies                275,332           (328,443)         (53,111)        (443,102)          (185,290)       (628,392)
Foreign Currencies                 --                 --               --          (15,480)           (39,519)        (54,999)
                         --------------     --------------     ----------     --------------     --------------     ---------
                           $  718,826         $ (316,926)      $  401,900       $ (711,775)        $  798,669       $  86,894
                         --------------     --------------     ----------     --------------     --------------     ---------
                         --------------     --------------     ----------     --------------     --------------     ---------

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

   As of September 30, 1997, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1997 were $1,852,264 and $574,079, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1997 were $18,705 and $5,759, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through September 30, 1997 totalled $140,043,911 and $1,595,790, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   John W. Henry & Co., Inc. (the 'Trading Manager') determined that its Yen Financial Portfolio no longer met its original investment objectives and therefore, terminated its Yen Financial Portfolio effective March 31, 1997. Accordingly, as of April 1, 1997, the Managing Owner reallocated assets previously traded pursuant to the Yen Financial Portfolio (representing approximately 32% of the Partnership's assets) to the Trading Manager's Original Investment Program.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 1997 was $137.11, an increase of .07% from the December 31, 1996 net asset value per Unit of $137.02.

   July's positive performance resulted from gains in the financial, currency and metal sectors. Profits were somewhat offset by losses in the soft, index, grain and energy sectors. Following the Federal Reserve Chairman's generally upbeat congressional testimony on the state of the U.S. economy, investor sentiment soared, sending U.S. bond prices higher and the yield on the benchmark 30-year U.S. Treasury bond down to levels not seen in 18 months. Positions in U.S. Treasuries, Australian 10-year bonds and Eurodollar bonds resulted in strong gains as did positions in Japanese Government bonds. In the currency sector, strong gains were seen in Deutsche mark and Swiss franc positions as the U.S. dollar soared in response to investors exchanging their marks and francs for U.S. dollars. Positions in the Japanese yen and British pound were unprofitable. In the metal sector, as the Australian central bank sold approximately 60% of their gold reserves, prices tumbled profiting the Partnership's short positions in gold and silver. Losses were experienced in the soft sector as shifting inventory expectations and fickle weather patterns altered investor sentiment, specifically in cotton, cocoa and coffee. In the index sector, losses were seen in the Nikkei Dow and the Australian stock index. In the grain sector, corn positions experienced losses as the short-term weather outlook caused fluctuations in the market. Finally, in the energy sector, losses were incurred in light crude oil and heating oil positions as the market failed to establish firm direction.

   August's negative performance resulted from losses in the currency, energy, financial, metal and grain sectors. Profits were taken in the index and soft sectors. The currency markets proved to be a major detractor to the Partnership's overall performance. The Deutsche mark's weakness over the past few months had contributed to some decent gains, but its strength in August against the U.S. dollar and British pound contributed to the Partnership's negative performance. The Swiss franc also added to the Partnership's losses as it rose against the U.S. dollar. In the financial sector, August began with sharp sell-offs in the U.S. and German bond markets driven by fears of inflation and higher interest rates. Reverberations were also felt across the European financial markets. This turnaround in the bull bond market resulted in losses in U.S., French and German bond positions. In the energy sector, positions were unprofitable as light crude oil and heating oil prices fell due, in part, to downward pressures related to the recent return of Iraqi oil to world markets. Losses were somewhat offset by gains in world stock indices. As the Japanese Nikkei continued to decline, the Partnership capitalized on its short positions. Positions in cotton, coffee, gold and copper were profitable as well.

   September's negative performance resulted from losses in the currency, soft, energy, index and grain sectors. Positions in the financial and metal sectors were profitable. Currency sector positions dampened September performance for the Partnership as the U.S. dollar lost ground versus other currencies including the Deutsche mark, Swiss franc and British pound. In the soft sector, significant price moves resulted in losses for the Partnership. Coffee declined, plunging 9.3% in a single day's trading, on expectations of new supplies from Brazil and the transfer of European coffee beans to the U.S. market. Sugar prices also dropped amid projections of large Brazilian exports following the elimination of the sugar export tax. Positions in cocoa were unprofitable as well. In the energy sector, the price of crude oil fell in response to the buildup of inventories from summer lows, causing losses for the Partnership. In the bond market, the main factor in September was the drop in U.S. long-term interest rates from 6.75% to 6.40%. This fall in U.S. interest rates impacted bond prices around the world, contributing profits to the Partnership for the month. Anticipation of an increase in silver demand drove prices up approximately 11%. As a result, the Partnership was able to capture profits. Copper positions were profitable as well.

   Interest income is earned on U.S. Treasury Bills. Funds available for investment in U.S. Treasury Bills vary based on monthly trading performance and redemptions. Interest income decreased by approximately $15,000 for the nine months, but increased by approximately $7,000 for the three months ended September 30, 1997 as compared to the same periods in 1996. These fluctuations were due to the effect of a gradually declining net asset value during the first nine months of 1996 resulting from poor trading performance, capped by a very strong fourth quarter, as well as the effect of redemptions on the funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $19,000 for the nine months, but increased by approximately $17,000 for the three months ended September 30, 1997 as compared to the same periods in 1996. Similar to the fluctuations in interest income discussed above, these fluctuations were due to the effect of trading performance and redemptions on the monthly net asset values.

   All trading decisions are currently made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately
$5,000 for the nine months, but increased by approximately $9,000 for the three months ended September 30, 1997 as compared to the same periods in 1996. Similar to the fluctuations in interest income discussed above, these fluctuations were due to the effect of trading performance and redemptions on the monthly net asset values.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the nine months ended September 30, 1997 and 1996.

   General and administrative expenses decreased by approximately $13,000 and $4,000 for the nine and three months ended September 30, 1997, respectively, as compared to the same periods in 1996. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited partners. The decreases were attributable to a reduction in overall costs associated with administering the Partnership.

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant