Form 10-K
period 1997-12-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1998-03-30
CIK 846176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

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

                                  None
------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                   Units of Limited Partnership Interest
-----------------------------------------------------------------------------
                             (Title of class)

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

   Agreement of Limited Partnership of the Registrant, dated January 26, 1989, included as part of the Registration Statement on Form S-1 (File No. 33-26777) filed with the Securities and Exchange Commission on January 31, 1989 pursuant to Rule 424(b) of the Securities Act of 1933, and amended and restated as of March 15, 1989, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                            Index to exhibits can be found on pages 7 through 9.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     3
Item  3    Legal Proceedings................................................................     3
Item  4    Submission of Matters to a Vote of Limited Partners..............................     3

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item  8    Financial Statements and Supplementary Data......................................     4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     6
Item 13    Certain Relationships and Related Transactions...................................     6

PART IV..  8
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................     7
           Financial Statements and Financial Statement Schedules...........................     7
           Exhibits.........................................................................     7
           Reports on Form 8-K..............................................................     9
SIGNATURES .................................................................................    10

                                     PART I

Item 1. Business

General

   Prudential-Bache Capital Return Futures Fund L.P. (the 'Registrant'), a Delaware limited partnership, was formed on January 26, 1989 and will terminate on December 31, 2009 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the 'Partnership Agreement'). The Registrant was formed to engage in the speculative trading of a portfolio consisting primarily of commodity futures, forward and options contracts. On May 12, 1989, the Registrant completed its offering and raised $139,151,000 from the sale of 1,377,053 units of limited partnership interest and 14,457 units of general partnership interest (collectively, 'Units') which resulted in net proceeds to the Registrant of $137,151,000. The Registrant's fiscal year for book and tax purposes ends on December 31.

   Since July 1994, all trading decisions for the Registrant have been made by John W. Henry & Company, Inc. (the 'Trading Manager'), an independent commodities trading manager. The General Partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General Partner

   The general partner of the Registrant is Seaport Futures Management, Inc. (the 'General Partner') which is an affiliate of Prudential Securities Incorporated ('PSI'), the Registrant's commodity broker. Both the General Partner and PSI are wholly owned subsidiaries of Prudential Securities Group Inc. ('PSGI'). The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1997 ('Registrant's 1997 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 5, 1998, there were 1,354 holders of record owning 115,031 Units, including 1,151 units of general partnership interest. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. The Partnership Agreement does, however, provide that a limited partner may only redeem its units as of the last business day of any full calendar quarter at the then current net asset value per Unit. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

                                                        Year ended December 31,
                                -----------------------------------------------------------------------
                                   1997           1996           1995           1994           1993
                                -----------    -----------    -----------    -----------    -----------
Net realized gain (loss)        $ 1,602,156    $ 3,400,298    $ 7,231,676    $(5,337,170)   $ 9,568,847
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Change in net unrealized gain   $ 1,234,209    $  (470,820)   $    24,602    $  (189,239)   $  (382,252)
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Commissions                     $ 1,377,622    $ 1,416,851    $ 1,725,325    $ 1,616,313    $ 2,028,878
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Management fees                 $   695,451    $   715,244    $   882,190    $   750,008    $   862,168
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Incentive fees                  $    12,998    $        --    $   437,793    $        --    $   616,838
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Net income (loss)               $ 1,278,585    $ 1,330,842    $ 4,963,090    $(7,333,588)   $ 6,614,407
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Allocation of net income
  (loss):
  Limited partners              $ 1,265,788    $ 1,341,731    $ 4,814,944    $(7,164,969)   $ 6,494,501
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
  General partner               $    12,797    $   (10,889)   $   148,146    $  (168,619)   $   119,906
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Net income (loss) per
  weighted average Unit         $     10.34    $      9.23    $     28.30    $    (27.40)   $     14.41
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------

Total assets                    $17,444,499    $18,703,847    $20,553,690    $21,732,249    $56,492,082
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Redemptions                     $ 2,162,884    $ 3,052,033    $ 5,181,142    $14,539,167    $21,687,018
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------
Net asset value per Unit        $    147.88    $    137.02    $    126.19    $    101.79    $    129.56
                                -----------    -----------    -----------    -----------    -----------
                                -----------    -----------    -----------    -----------    -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

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

   The General Partner's directors and executive officers and any persons holding more than ten percent of the Registrant's Units ('Ten Percent Owners') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

            Name                             Position
----------------------------    ------------------------------------------
Thomas M. Lane, Jr.             President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

THOMAS M. LANE, JR., age 49, is the President and a Director of Seaport Futures Management, Inc. He is also the President and Director of Prudential Securities Futures Management Inc. Mr. Lane has been a Senior Vice President of Futures Sales and Execution Services in the Futures Division since joining PSI in September 1995. Prior to joining PSI, Mr. Lane was employed by Merrill Lynch as the Vice President of Group Future Sales and Marketing from November 1983 until September 1995, and prior to that, Imperial Chemical as a Marketing Manager.

BARBARA J. BROOKS, age 49, is the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 34, is a Vice President of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

A. LAURENCE NORTON, JR., age 59, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Prudential Securities Futures Management Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 51, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   During December 1997, Thomas M. Lane, Jr. replaced James M. Kelso as President and Director of Seaport Futures Management, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 5, 1998, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 5, 1998, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 5, 1998, no partner beneficially owns more than 5% of the limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1997 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                         Page in
                                                                                      Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)        1.  Financial Statements and Report of Independent
               Accountants--incorporated by reference to the Registrant's 1997
               Annual Report which is filed as an exhibit hereto

               Reports of Independent Accountants:

               Report of Independent Accountants at December 31, 1997 and 1996 and
               for the years then ended                                                     2

               Independent Auditors' Report for the year ended December 31, 1995            2A

               Financial Statements:

               Statements of Financial Condition--December 31, 1997 and 1996                3

               Statements of Operations--Three years ended December 31, 1997                4

               Statements of Changes in Partners' Capital--Three years ended
               December 31, 1997                                                            4

               Notes to Financial Statements                                                5

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

        10.16  Amendment to Advisory Agreement dated June 30, 1994 among the
               Registrant, Seaport Futures Management, Inc. and John W. Henry &
               Company, Inc. (incorporated by reference to Exhibit 10.16 to the
               Registrant's Quarterly Report on Form 10-Q for the period ended June
               30, 1994)

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

         13.1 Registrant's 1997 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 1997 Annual Report is to be deemed filed as part of this report) (filed herewith)

         16.1  Letter dated May 14, 1996 from Deloitte & Touche LLP to the
               Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated May 14, 1996)

         27.1  Financial Data Schedule (filed herewith)

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

    By: /s/ Steven Carlino                           Date: March 30, 1998
    --------------------------------------------
    Steven Carlino
    Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Thomas M. Lane, Jr.                     Date: March 30, 1998
     -------------------------------------
     Thomas M. Lane, Jr.
     President and Director

     By: /s/ Barbara J. Brooks                       Date: March 30, 1998
     -------------------------------------
     Barbara J. Brooks
     Treasurer and Chief Financial Officer
     By: /s/ Steven Carlino                          Date: March 30, 1998
     -------------------------------------
     Steven Carlino
     Vice President
     By:                                             Date: March   , 1998
     -------------------------------------
     A. Laurence Norton, Jr.
     Director
     By: /s/ Guy S. Scarpaci                         Date: March 30, 1998
     --------------------------------------
     Guy S. Scarpaci
     Director