Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1998-05-14
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,604,082     $ 3,259,537
U.S. Treasury bills, at amortized cost                                  11,979,558      13,007,441
Net unrealized gain on open commodity positions                            462,431       1,177,521
                                                                       -----------     ------------
Total assets                                                           $16,046,071     $17,444,499
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   946,458     $   291,915
Management fees payable                                                     53,196          57,913
Accrued expenses                                                            49,406          52,908
Due to affiliates                                                           37,850          17,580
Incentive fee payable                                                           --          12,998
                                                                       -----------     ------------
Total liabilities                                                        1,086,910         433,314
                                                                       -----------     ------------
Commitments

Partners' capital
Limited partners (107,103 and 113,880 units outstanding)                14,809,412      16,840,972
General partner (1,083 and 1,151 units outstanding)                        149,749         170,213
                                                                       -----------     ------------
Total partners' capital                                                 14,959,161      17,011,185
                                                                       -----------     ------------
Total liabilities and partners' capital                                $16,046,071     $17,444,499
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    138.27     $    147.88
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            1998            1997
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss)                                                 $   (25,194)    $1,294,990
Change in net unrealized gain                                               (715,090)      (702,758)
Interest from U.S. Treasury bills                                            167,740        175,214
                                                                         -----------     ----------
                                                                            (572,544)       767,446
                                                                         -----------     ----------
EXPENSES
Commissions                                                                  330,047        363,494
Management fees                                                              161,878        182,957
General and administrative                                                    41,097         41,149
                                                                         -----------     ----------
                                                                             533,022        587,600
                                                                         -----------     ----------
Net income (loss)                                                        $(1,105,566)    $  179,846
                                                                         -----------     ----------
                                                                         -----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                         $(1,094,504)    $  178,046
                                                                         -----------     ----------
                                                                         -----------     ----------
General partner                                                          $   (11,062)    $    1,800
                                                                         -----------     ----------
                                                                         -----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                   $     (9.61)    $     1.38
                                                                         -----------     ----------
                                                                         -----------     ----------
Weighted average number of
  limited and general partnership units outstanding                          115,031        130,609
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            115,031     $16,840,972     $170,213     $17,011,185
Net loss                                                     (1,094,504)     (11,062)     (1,105,566)
Redemptions                                      (6,845)       (937,056)      (9,402)       (946,458)
                                               --------     -----------     --------     -----------
Partners' capital--March 31, 1998               108,186     $14,809,412     $149,749     $14,959,161
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1998 and 1997 were:

                                                                       1998        1997
          -------------------------------------------------------------------------------
          Commissions                                                $330,047    $363,494
          General and administrative                                   22,950      23,021
                                                                     --------    --------
                                                                     $352,997    $386,515
                                                                     --------    --------
                                                                     --------    --------

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker and an affiliate of the General Partner. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions as further discussed below, the Partnership's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.
                                       4

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1998 and December 31, 1997, such segregated assets totalled $8,085,728 and $9,141,872, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $7,449,433 and $7,946,743 at March 31, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1998, the Partnership's open forward contracts mature within three months and open futures contracts mature within one year.

   At March 31, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                        1998                 1997
                                     -----------         ------------
Forward Currency Contracts:
  Commitments to purchase            $13,884,328         $ 8,299,224
  Commitments to sell                 21,465,802          21,741,261
Financial Futures Contracts:
  Commitments to purchase             50,781,764          64,953,831
  Commitments to sell                 92,295,880          28,551,074
Other Futures Contracts:
  Commitments to purchase              1,826,925           3,287,779
  Commitments to sell                  4,217,530           7,476,710

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

      At March 31, 1998 and December 31, 1997, the fair value of open futures and forward contracts were:

                                                 1998                          1997
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 10,125      $   56,219     $   80,344      $       --
     Other                              110,445          92,280        611,279          68,124
  Foreign exchanges
     Financial                           52,583          74,728        250,118          66,494
     Other                               12,575          10,980         16,249           1,735
Forward Contracts:
     Currencies                         522,040          11,130        622,474         266,590
                                       --------     -----------     ----------     -----------
                                       $707,768      $  245,337     $1,580,464      $  402,943
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   98,410      $   14,055     $   21,778      $    6,658
     Currencies                                --              --         73,877           8,835
     Other                                316,654          69,025         71,514           3,765
  Foreign exchanges
     Financial                            270,487          65,498        123,598          48,846
     Other                                 19,106           6,624             --              --
Forward Contracts:
     Currencies                           478,610         437,927        772,282         302,042
                                       ----------     -----------     ----------     -----------
                                       $1,183,267      $  593,129     $1,063,049      $  370,146
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the Partnership's trading revenues for the three months ended March 31, 1998 and 1997.

                                          1998                   1997
                                       ----------             -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  (75,954)             $  (24,075)
     Currencies                                --                  57,353
     Other                               (329,100)                (40,524)
  Foreign exchanges
     Financial                            (99,682)                128,371
     Other                                 51,284                      --
Forward Contracts:
     Currencies                          (286,832)                809,360
Foreign Currrencies                            --                (338,253)
                                       ----------             -----------
                                       $ (740,284)             $  592,232
                                       ----------             -----------
                                       ----------             -----------

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

   As of March 31, 1998, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

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

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1998 were $937,056 and $9,402, respectively, and from commencement of operations, May 12, 1989, through March 31, 1998 totalled $141,269,924 and $1,608,150, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1998 was $138.27, a decrease of 6.50% from the December 31, 1997 net asset value per Unit of $147.88.

   January's negative performance resulted from losses in the currency, index, metal and grain sectors. Positions in the financial, energy and soft sectors were profitable. In the currency sector, investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar, resulting in losses for the Partnership. Positions in the British pound were unprofitable as the pound sank lower against other major currencies as a result of the Bank of England's decision to leave a key interest rate unchanged. Positions in the Australian dollar, French franc and Canadian dollar also incurred losses. Index sector positions were unprofitable as Asian investor optimism supported the Nikkei, causing losses for the Partnership's short positions. Positions in the Australian All Ordinaries Index experienced losses as well. In the metal sector, the price of gold rose as fears of social unrest in Southeast Asia and hyperinflation in Indonesia contributed to buying, resulting in losses for the Partnership. Finally, grain sector positions in corn and soybean oil incurred losses. On the positive side, the Partnership's financial sector positions gained as European bond markets benefited from reduced inflation concerns. More specifically, positions in German, French, British, Eurodollar and Italian bonds profited. Additionally, positions in U.S. Treasuries profited as some yields reached all-time lows. Positions in the energy sector profited as increasing tensions in the Middle East pushed prices up, despite ample inventory levels. In the soft sector, the Partnership's long coffee positions gained as prices surged amid tight U.S. stockpiles.

   February's negative performance resulted from losses in the currency and financial sectors. Positions in the energy, metal, soft, grain and index sectors were profitable. Currency sector losses were caused, in part, by shifting trends in Asian markets and generally rangebound trading in other currencies. Although by month's end investors were again viewing Asian markets with caution, investor sentiment toward the region had been relatively positive for much of the month. This was particularly the case in Japan, where the yen benefited from expectations of a fresh stimulus package from the government resulting in losses for the Partnership's short positions. German deutsche mark, British pound and Swiss franc positions were unprofitable as well. In the financial sector, the Partnership incurred losses as the Japanese government bond showed little signs of life amid a looming recession and U.S. Treasury markets showed little movement. Positions in Eurodollar and British Gilt bonds were also unprofitable. The Partnership profited from short positions in light crude oil in the energy sector as prices plunged due to a confluence of factors, including a stalemate over production cuts by OPEC members. Positions in the metal sector also helped offset Partnership losses. In particular, the Partnership's long silver positions experienced gains as a major purchaser caused prices to soar to a 9 1/2-year high before succumbing to some profit taking at month-end.

   March's negative performance resulted from losses in the metal, soft, financial, grain and index sectors. Positions in the currency and energy sectors were profitable. In the metal sector, silver incurred significant losses as prices fell early in the month, only to rebound considerably toward month-end. Additionally, short gold positions lost value as strong housing reports renewed fears of U.S. inflation, once again generating interest in gold as an inflationary hedge. In the soft sector, the Partnership incurred losses in cotton, coffee and sugar. In the financial sector, positions in the U.S. 30-year, U.S. 10-year and Australian 10-year bonds offset gains in European long bonds, British long gilt and Australian 3-year bonds. On the positive side, the Partnership profited from positions in the currency and energy sectors. Specifically, gains were seen in Swiss franc, German deutsche mark and British pound, as well as British pound/deutsche mark crossrate positions. In the energy sector, the Partnership's positions in light crude oil and crude oil experienced gains.

   Interest income from U.S. Treasury bills decreased by approximately $7,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due to the effect of redemptions on the funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $33,000 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to the effect of poor trading performance in the first three months of 1998 and redemptions on the monthly net asset values.

   Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $21,000 for the three months ended March 31, 1998 as compared to the same period in 1997 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned for the three months ended March 31, 1998 and 1997.

   General and administrative expenses remained unchanged for the three months ended March 31, 1998 as compared to the same period in 1997. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant