Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1998-08-11
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,687,282     $ 3,259,537
U.S. Treasury bills, at amortized cost                                  11,732,326      13,007,441
Net unrealized gain (loss) on open commodity positions                    (658,992)      1,177,521
                                                                       -----------     ------------
Total assets                                                           $14,760,616     $17,444,499
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   299,716     $   291,915
Management fees payable                                                     48,917          57,913
Accrued expenses                                                            29,088          52,908
Due to affiliates                                                           56,533          17,580
Incentive fee payable                                                           --          12,998
                                                                       -----------     ------------
Total liabilities                                                          434,254         433,314
                                                                       -----------     ------------
Commitments

Partners' capital
Limited partners (104,909 and 113,880 units outstanding)                14,183,056      16,840,972
General partner (1,060 and 1,151 units outstanding)                        143,306         170,213
                                                                       -----------     ------------
Total partners' capital                                                 14,326,362      17,011,185
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,760,616     $17,444,499
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    135.19     $    147.88
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended              Three months ended
                                                      June 30,                       June 30,
                                             --------------------------     --------------------------
                                                1998            1997           1998           1997
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss)                     $ 1,102,050     $  (64,438)    $1,127,244     $(1,359,428)
Change in net unrealized gain/loss            (1,836,513)       853,179     (1,121,423)      1,555,937
Interest from U.S. Treasury bills                310,078        343,695        142,338         168,481
                                             -----------     ----------     ----------     -----------
                                                (424,385)     1,132,436        148,159         364,990
                                             -----------     ----------     ----------     -----------
EXPENSES
Commissions                                      625,500        707,738        295,453         344,244
Management fees                                  308,985        355,053        147,107         172,096
General and administrative                        79,779         69,374         38,682          28,225
                                             -----------     ----------     ----------     -----------
                                               1,014,264      1,132,165        481,242         544,565
                                             -----------     ----------     ----------     -----------
Net income (loss)                            $(1,438,649)    $      271     $ (333,083)    $  (179,575)
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $(1,424,253)    $      268     $ (329,749)    $  (177,778)
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
General partner                              $   (14,396)    $        3     $   (3,334)    $    (1,797)
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit       $    (12.89)    $       --     $    (3.08)    $     (1.43)
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
Weighted average number of limited and
  general partnership units outstanding          111,609        128,116        108,186         125,622
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            115,031     $16,840,972     $170,213     $17,011,185
Net loss                                                     (1,424,253)     (14,396)     (1,438,649)
Redemptions                                      (9,062)     (1,233,663)     (12,511)     (1,246,174)
                                               --------     -----------     --------     -----------
Partners' capital--June 30, 1998                105,969     $14,183,056     $143,306     $14,326,362
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of June 30, 1998 and the results of its operations for the six and three months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the six months ended June 30, 1998 and 1997 were:

                                                                       1998        1997
          -------------------------------------------------------------------------------
          Commissions                                                $625,500    $707,738
          General and administrative                                   45,727      45,092
                                                                     --------    --------
                                                                     $671,227    $752,830
                                                                     --------    --------
                                                                     --------    --------

   The costs incurred for these services for the three months ended June 30, 1998 and 1997 were:

                                                                       1998        1997
          -------------------------------------------------------------------------------
          Commissions                                                $295,453    $344,244
          General and administrative                                   22,777      22,071
                                                                     --------    --------
                                                                     $318,230    $366,315
                                                                     --------    --------
                                                                     --------    --------

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

   The Partnership, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interest of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1998 and December 31, 1997, such segregated assets totalled $6,912,659 and $9,141,872, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $8,680,244 and $7,946,743 at June 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1998 the Partnership's open forward contracts mature within three months, but open futures contracts mature within one year.

   At June 30, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                         1998                 1997
                                     ------------         ------------
Currency Forward Contracts:
  Commitments to purchase            $  6,884,149         $ 8,299,224
  Commitments to sell                  22,851,884          21,741,261
Financial Futures Contracts:
  Commitments to purchase             136,329,243          64,953,831
  Commitments to sell                  33,373,214          28,551,074
Other Futures Contracts:
  Commitments to purchase                 353,408           3,287,779
  Commitments to sell                   6,906,485           7,476,710

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

   At June 30, 1998 and December 31, 1997, the fair value of open futures and forward contracts were:

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  121,244     $    20,513     $   80,344      $       --
     Other                                152,079          64,615        611,279          68,124
  Foreign exchanges
     Financial                            157,185         182,561        250,118          66,494
     Other                                 29,738          19,262         16,249           1,735
Forward Contracts:
     Currencies                            70,591         902,878        622,474         266,590
                                       ----------     -----------     ----------     -----------
                                       $  530,837     $ 1,189,829     $1,580,464      $  402,943
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the six months ended June 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   79,325      $   16,748     $   36,219      $   11,639
     Currencies                                --              --         60,786           8,795
     Other                                278,276          61,695        161,161          26,035
  Foreign exchanges
     Financial                            249,017          71,364        149,004          81,790
     Other                                 20,847           9,911          3,275             602
Forward Contracts:
     Currencies                           481,374         437,052        665,747         236,884
                                       ----------     -----------     ----------     -----------
                                       $1,108,839      $  596,770     $1,076,192      $  365,745
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the three months ended June 30, 1998 and 1997, respectively.

                                                 1998                         1997
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 42,939      $   29,310     $ 58,653      $   13,752
     Currencies                              --              --       35,984           9,444
     Other                              197,940          62,013      213,808          44,083
  Foreign exchanges
     Financial                          178,438          78,071      145,068          99,747
     Other                               20,521          13,466        5,731           1,053
Forward Contracts:
     Currencies                         494,305         329,698      427,864         155,978
                                       --------     -----------     --------     -----------
                                       $934,143      $  512,558     $887,108      $  324,057
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the Partnership's trading revenues for the six and three months ended June 30, 1998 and 1997, respectively.

                                          Six Months Ended           Three Months Ended
                                              June 30,                    June 30,
                                       -----------------------     ----------------------
                                         1998          1997          1998          1997
                                       ---------     ---------     ---------     --------
Futures Contracts:
  Domestic exchanges
     Financial                         $(189,142)    $ (41,025)    $(113,188)    $(16,950)
     Currencies                               --        61,494            --        4,141
     Other                               (77,868)     (121,635)      251,232      (81,111)
  Foreign exchanges
     Financial                          (198,877)      139,136       (99,195)      10,765
     Other                                52,247        27,010           963       27,010
Forward Contracts:
     Currencies                         (320,823)      718,819       (33,991)     (90,541)
Foreign Currencies                            --         4,942            --      343,195
                                       ---------     ---------     ---------     --------
                                       $(734,463)    $ 788,741     $   5,821     $196,509
                                       ---------     ---------     ---------     --------
                                       ---------     ---------     ---------     --------

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

   As of June 30, 1998, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 80% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1998 were $1,233,663 and $296,607, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1998 were $12,511 and $3,109, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through June 30, 1998 totalled $141,566,531 and $1,611,259, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 1998 was $135.19, a decrease of 8.58% from the December 31, 1997 net asset value per Unit of $147.88.

   April's negative performance resulted from losses in the financial, currency and metal sectors. Partially offsetting losses were gains in the soft, grain, energy and meat sectors. Losses in the financial sector were driven by market activity in the U.S. and Europe. Early in the month, 30-year U.S. Treasury bond yields approached record lows driving prices higher. However, the market suffered what seemed to be a major setback on April 28th on a report that the Federal Reserve policy makers were leaning toward an interest rate hike, causing bond prices to fall. Mild inflation data released on April 29th sent bond prices soaring again, pushing the yield back below 6%. In Europe, bond yields, which had been declining for much of the first quarter, rose in April, resulting in losses. In the currency sector, large losses were suffered in German deutsche mark positions as it rose against the U.S. dollar, reflecting expectations of a German tax hike. Long Australian dollar positions performed poorly as the Australian dollar succumbed to a worsening economic picture in Asia. Swiss franc, French franc and Canadian dollar positions lost value as well. Gains in the soft sector partially offset overall Partnership losses. The Partnership was able to benefit from a five-year low in sugar prices caused by expectations of a large Brazilian crop. Positions in coffee were also profitable. Corn and wheat contracts in the grain sector also added gains, as did positions in light crude and crude oil in the energy sector.

   May's positive performance resulted from gains in the currency, financial, energy, metal and grain sectors. Losses were experienced in the soft, index and meat sectors. The Japanese yen, damaged by continuous bank failings and negative news, continued its slide versus the U.S. dollar. During the month, skeptical investors drove the yen lower to a new seven-year low, profiting the Partnership's short positions. Australian dollar, Canadian dollar and German deutsche mark/Japanese yen crossrate positions were also profitable in the currency sector. In the financial sector, the Japanese Government bond reached record highs as it rallied in response to reports that the end of economic problems in Japan was not yet in sight. This rise profited the Partnership's long positions. Long positions in Australian three-year bonds also faired well. In the energy sector, short light crude and crude oil positions gained as both prices fell in response to a large supply and stagnant demand. Cotton and coffee positions were unprofitable in the soft sector as were live cattle positions in the meat sector. Index sector positions in the Nikkei added to losses for the Partnership as the index continued its decline, reflecting an unstable economy.

   June's negative performance resulted from losses in the currency, financial, metal, index and grain sectors. Mitigating losses were gains in the soft, energy and meat sectors. In the currency sector, the value of the deutsche mark fell versus the U.S. dollar as concerns grew over the worsening economic picture in Russia. This was partially due to the significant amount of outstanding loans to Russian businesses by German banks. This initiated a flight to the safety of the British pound, driving it higher versus the U.S. dollar which resulted in losses for the Partnership. British pound/deutsche mark crossrate positions were also affected providing further losses. In the financial sector, positions in the Japanese Government bond led to losses as the yield rose from record lows following the United States' intervention to support the yen. The yen's reversal negatively impacted positions in the Australian ten-year and three-year bonds as well as Eurodollar bonds. With the exception of a mid-month sell-off, the prices of both silver and gold advanced throughout the month, resulting in losses for the Partnership. The Partnership experienced gains in short energy sector positions as prices fell on skepticism as to whether or not OPEC would meet their planned cutbacks. In the soft sector, coffee prices reached an 18-month low on indications of a strong supply, profiting the Partnership's short positions. Trading in cotton led to gains as well.

   Interest income from U.S. Treasury bills decreased by approximately $34,000 and $26,000 for the six and three months ended June 30, 1998 as compared to the same periods in 1997 due to the effect of poor trading performance in the first six months of 1998 and redemptions on the funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $82,000 and $49,000 for the six and three months ended June 30, 1998 as compared to the same periods in 1997 primarily due to the effect of poor trading performance in the first six months of 1998 and redemptions on the monthly net asset values.

   Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $46,000 and $25,000 for the six and three months ended June 30, 1998 as compared to the same periods in 1997 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned for the six and three months ended June 30, 1998 and 1997.

   General and administrative expenses increased approximately $10,000 for both the six and three months ended June 30, 1998 as compared to the same periods in 1997. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

             4.1 Agreement of Limited Partnership of the Registrant, dated as of January 26, 1989 as amended and restated as of March 15, 1989 (incorporated by reference to Exhibits 3.1 and
                      4.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1989)

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

     Prudential-Bache Capital Return Futures Fund L.P.

     By: Seaport Futures Management, Inc.
         A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 11, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant