Form 10-Q
period 1998-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1998-11-16
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,531,440      $ 3,259,537
U.S. Treasury bills, at amortized cost                                  11,089,430       13,007,441
Net unrealized gain on open commodity positions                          2,270,405        1,177,521
                                                                      -------------     ------------
Total assets                                                           $15,891,275      $17,444,499
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   360,176      $   291,915
Management fees payable                                                     52,706           57,913
Accrued expenses                                                            27,830           52,908
Due to affiliates                                                           51,625           17,580
Incentive fee payable                                                           --           12,998
                                                                      -------------     ------------
Total liabilities                                                          492,337          433,314
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (102,511 and 113,880 units outstanding)                15,244,870       16,840,972
General partner (1,036 and 1,151 units outstanding)                        154,068          170,213
                                                                      -------------     ------------
Total partners' capital                                                 15,398,938       17,011,185
                                                                      -------------     ------------
Total liabilities and partners' capital                                $15,891,275      $17,444,499
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    148.71      $    147.88
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Nine months ended            Three months ended
                                                     September 30,                 September 30,
                                               -------------------------     -------------------------
                                                  1998           1997           1998           1997
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss)                       $  (58,976)    $  654,388     $(1,161,027)    $ 718,826
Change in net unrealized gain/loss              1,092,884        536,253       2,929,398      (316,926)
Interest from U.S. Treasury bills                 451,070        513,406         140,992       169,711
                                               ----------     ----------     -----------     ---------
                                                1,484,978      1,704,047       1,909,363       571,611
                                               ----------     ----------     -----------     ---------
EXPENSES
Commissions                                       912,052      1,049,360         286,552       341,622
Management fees                                   457,531        526,513         148,546       171,460
General and administrative                        121,292        109,742          41,513        40,368
                                               ----------     ----------     -----------     ---------
                                                1,490,875      1,685,615         476,611       553,450
                                               ----------     ----------     -----------     ---------
Net income (loss)                              $   (5,897)    $   18,432     $ 1,432,752     $  18,161
                                               ----------     ----------     -----------     ---------
                                               ----------     ----------     -----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                               $   (5,832)    $   18,247     $ 1,418,421     $  17,979
                                               ----------     ----------     -----------     ---------
                                               ----------     ----------     -----------     ---------
General partner                                $      (65)    $      185     $    14,331     $     182
                                               ----------     ----------     -----------     ---------
                                               ----------     ----------     -----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit         $     (.05)    $      .15     $     13.52     $     .15
                                               ----------     ----------     -----------     ---------
                                               ----------     ----------     -----------     ---------
Weighted average number of limited and
  general partnership units outstanding           109,729        125,822         105,969       121,234
                                               ----------     ----------     -----------     ---------
                                               ----------     ----------     -----------     ---------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            115,031     $16,840,972     $170,213     $17,011,185
Net loss                                             --          (5,832)         (65)         (5,897)
Redemptions                                     (11,484)     (1,590,270)     (16,080)     (1,606,350)
                                               --------     -----------     --------     -----------
Partners' capital--September 30, 1998           103,547     $15,244,870     $154,068     $15,398,938
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of September 30, 1998 and the results of its operations for the nine and three months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the nine months ended September 30, 1998 and 1997 were:

                                                                     1998         1997
          -------------------------------------------------------------------------------
          Commissions                                              $912,052    $1,049,360
          General and administrative                                 68,850        67,638
                                                                   --------    ----------
                                                                   $980,902    $1,116,998
                                                                   --------    ----------
                                                                   --------    ----------

   The costs incurred for these services for the three months ended September 30, 1998 and 1997 were:

                                                                     1998         1997
          -------------------------------------------------------------------------------
          Commissions                                              $286,552    $  341,622
          General and administrative                                 23,123        22,546
                                                                   --------    ----------
                                                                   $309,675    $  364,168
                                                                   --------    ----------
                                                                   --------    ----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1998 and December 31, 1997, such segregated assets totalled $5,522,936 and $9,141,872, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $9,800,447 and $7,946,743 at September 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1998 the Partnership's open forward contracts mature within three months, but open futures contracts mature within one year.

   At September 30, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                         1998                 1997
                                     ------------         ------------
Currency Forward Contracts:
  Commitments to purchase            $ 33,606,490         $ 8,299,224
  Commitments to sell                   5,604,840          21,741,261
Financial Futures Contracts:
  Commitments to purchase             179,369,952          64,953,831
  Commitments to sell                   2,166,061          28,551,074
Other Futures Contracts:
  Commitments to purchase               1,438,714           3,287,779
  Commitments to sell                   2,939,911           7,476,710

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

   At September 30, 1998 and December 31, 1997, the fair value of open futures and forward contracts were:

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  527,661      $       --     $   80,344      $       --
     Other                                118,001          51,424        611,279          68,124
  Foreign exchanges
     Financial                          1,096,696              --        250,118          66,494
     Other                                 24,173          12,594         16,249           1,735
Forward Contracts:
     Currencies                           917,923         350,031        622,474         266,590
                                       ----------     -----------     ----------     -----------
                                       $2,684,454      $  414,049     $1,580,464      $  402,943
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the nine months ended September 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  135,466      $   14,696     $   89,070      $   11,333
     Currencies                                --              --         76,204          18,248
     Other                                263,626          57,433        243,948         109,636
  Foreign exchanges
     Financial                            390,855          67,305        278,438          58,875
     Currencies                                --              --          1,324             160
     Other                                 20,953          10,589          3,818           3,972
Forward Contracts:
     Currencies                           442,497         566,172        579,391         218,918
                                       ----------     -----------     ----------     -----------
                                       $1,253,397      $  716,195     $1,272,193      $  421,142
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the three months ended September 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  230,157     $    12,560     $  194,234      $    7,963
     Currencies                                --              --        103,180          31,585
     Other                                210,101          51,768        387,674         248,847
  Foreign exchanges
     Financial                            580,654          89,016        479,327          22,900
     Currencies                                --              --          3,311             400
     Other                                 23,335          13,945          7,963           8,877
Forward Contracts:
     Currencies                           281,485         876,308        435,119         206,766
                                       ----------     -----------     ----------     -----------
                                       $1,325,732     $ 1,043,597     $1,610,808      $  527,338
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the Partnership's trading revenues for the nine and three months ended September 30, 1998 and 1997, respectively.

                                           Nine Months Ended            Three Months Ended
                                             September 30,                 September 30,
                                       -------------------------     -------------------------
                                          1998           1997           1998           1997
                                       ----------     ----------     ----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  677,796     $  (43,006)    $  866,938     $   (1,981)
     Currencies                                --         24,502             --        (36,992)
     Other                               (347,502)      (574,379)      (269,634)      (452,744)
  Foreign exchanges
     Financial                          1,179,943      1,195,100      1,378,820      1,055,964
     Other                                 43,857        (82,226)        (8,390)      (109,236)
Forward Contracts:
     Currencies                          (520,186)       665,708       (199,363)       (53,111)
Foreign Currencies                             --          4,942             --             --
                                       ----------     ----------     ----------     ----------
                                       $1,033,908     $1,190,641     $1,768,371     $  401,900
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

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

   As of September 30, 1998, 100% of the Partnership's net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 70% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership will continue to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1998 were $1,590,270 and $356,607, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1998 were $16,080 and $3,569, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through September 30, 1998 totalled $141,923,138 and $1,614,828, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' The Partnership could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to the Partnership.

   The Partnership has engaged third parties to perform primarily all of the services it needs. Accordingly, the Partnership's Year 2000 problems, if any, are not its own but those that center around the ability of the General Partner, Prudential Securities Incorporated, its trading manager and any other third party with whom the Partnership has a material relationship (individually, a 'Service Provider,' and collectively, the

'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   The Partnership has received assurances from its General Partner and Prudential Securities Incorporated that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as the Partnership's trading manager, have not made similar representations to the Partnership, the Partnership has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on the Partnership, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to the Partnership at this time, but could have a material adverse impact on the operations of the Partnership. The General Partner will promptly notify the Partnership's limited partners in the event it determines that the Year 2000 Problem will have a material adverse impact on the Partnership's operations.

   The Partnership has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for the Partnership to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by the Partnership, the Partnership believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on Partnership's operations.

Results of Operations

   The net asset value per Unit as of September 30, 1998 was $148.71, an increase of .56% from the December 31, 1997 net asset value per Unit of $147.88. Additionally, the net asset value per Unit increased 10.0% during the third quarter.

   Third quarter trading resulted in gains. Profitable sectors included the financial, grain and meat sectors. Partially offsetting gains were losses experienced in the soft, currency, metal, index and energy sectors. Continuing effects of June's Japanese yen intervention resulted in a rough start for the Partnership in the third quarter. However, markets subsequently began to shift in more favorable directions. The financial sector began the quarter with considerable volatility. As the quarter progressed, the sector began to draw attention as an alternative to the falling stock market. This 'flight-to-quality' resulted in significant profits for the Partnership, particularly in German ten-year, Japanese, U.S. ten-year, Eurodollar and U.S. Treasury bonds. In the grain sector, beneficial growing weather early on in the quarter caused prices of corn and wheat to plunge, profiting the Partnership's short exposure. In the soft sector, losses in coffee and cotton offset gains in sugar and cocoa. Currency sector exposure led to losses as positions in the British pound, Japanese yen and Australian dollar lost value as market uncertainty led to increased volatility. In the metal sector, both silver and copper trading were unprofitable for the Partnership.

   Interest income from U.S. Treasury bills decreased by approximately $62,000 and $29,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. These decreases are primarily due to the effect of declining interest rates during the current year, poor trading performance during the first six months of 1998 and redemptions offset, in part, by strong performance during the third quarter, on the funds available for investment in U.S. Treasury bills.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $137,000 and $55,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997 primarily due to the effect of poor trading performance in the first six months of 1998 and redemptions offset, in part, by strong performance during the third quarter, on the monthly net asset values.

   Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $69,000 and $23,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned for the nine and three months ended September 30, 1998 and 1997.

   General and administrative expenses increased by approximately $12,000 and $1,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 16, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant