Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1999-05-14
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,841,561     $ 3,166,467
U.S. Treasury bills, at amortized cost                                  11,228,584      11,092,586
Net unrealized gain on open commodity positions                            459,524       1,007,956
                                                                       -----------     ------------
Total assets                                                           $14,529,669     $15,267,009
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   499,963     $   408,971
Management fees payable                                                     48,187          50,656
Accrued expenses                                                            46,959          57,613
Due to affiliates                                                           26,593          12,481
                                                                       -----------     ------------
Total liabilities                                                          621,702         529,721
                                                                       -----------     ------------
Commitments

Partners' capital
Limited partners (96,282 and 99,743 units outstanding)                  13,768,823      14,589,844
General partner (973 and 1,008 units outstanding)                          139,144         147,444
                                                                       -----------     ------------
Total partners' capital                                                 13,907,967      14,737,288
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,529,669     $15,267,009
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    143.01     $    146.27
                                                                       -----------     ------------
                                                                       -----------     ------------
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

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                            1999           1998
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss)                                                  $ 565,224     $   (25,194)
Change in net unrealized gain                                              (548,432)       (715,090)
Interest from U.S. Treasury bills                                           121,712         167,740
                                                                          ---------     -----------
                                                                            138,504        (572,544)
                                                                          ---------     -----------
EXPENSES
Commissions                                                                 289,136         330,047
Management fees                                                             143,951         161,878
General and administrative                                                   34,775          41,097
                                                                          ---------     -----------
                                                                            467,862         533,022
                                                                          ---------     -----------
Net loss                                                                  $(329,358)    $(1,105,566)
                                                                          ---------     -----------
                                                                          ---------     -----------
ALLOCATION OF NET LOSS
Limited partners                                                          $(326,063)    $(1,094,504)
                                                                          ---------     -----------
                                                                          ---------     -----------
General partner                                                           $  (3,295)    $   (11,062)
                                                                          ---------     -----------
                                                                          ---------     -----------
NET LOSS PER WEIGHTED AVERAGE
  LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit                                    $   (3.27)    $     (9.61)
                                                                          ---------     -----------
                                                                          ---------     -----------
Weighted average number of
  limited and general partnership units outstanding                         100,751         115,031
                                                                          ---------     -----------
                                                                          ---------     -----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998            100,751     $14,589,844     $147,444     $14,737,288
Net loss                                          --           (326,063)      (3,295)       (329,358)
Redemptions                                      (3,496)       (494,958)      (5,005)       (499,963)
                                               --------     -----------     --------     -----------
Partners' capital--March 31, 1999                97,255     $13,768,823     $139,144     $13,907,967
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the 'Annual Report').

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1999 and 1998 were:

                                                                       1999        1998
          -------------------------------------------------------------------------------
          Commissions                                                $289,136    $330,047
          General and administrative                                   16,350      22,950
                                                                     --------    --------
                                                                     $305,486    $352,997
                                                                     --------    --------
                                                                     --------    --------

   The Partnership's assets are maintained either in trading or cash accounts with Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker, or for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

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

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1999, such segregated assets totalled $5,007,431. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $9,333,317 at March 31, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1999, the Partnership's open futures and forward contracts mature within one year.

   At March 31, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                        1999                 1998
                                     -----------         ------------
Currency Forward Contracts:
  Commitments to purchase            $ 6,783,402         $   546,406
  Commitments to sell                 16,142,262           1,960,358
Currency Futures Contracts:
  Commitments to purchase                --                5,617,987
  Commitments to sell                 12,466,363           4,238,887
Financial Futures Contracts:
  Commitments to purchase             24,771,405          39,193,849
  Commitments to sell                 77,574,672          83,475,164
Other Futures Contracts:
  Commitments to purchase              1,464,125           1,139,330
  Commitments to sell                  4,876,693           3,588,609

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

   At March 31, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                 1999                          1998
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 98,999      $  --          $    9,844      $  106,650
     Currencies                         100,362          53,950        178,225          41,112
     Other                              113,996          35,387        114,222          42,294
  Foreign exchanges
     Financial                          116,243         102,265      1,080,633          88,960
     Other                               34,981           2,376         29,238           4,015
Forward Contracts:
     Currencies                         273,960          85,039          6,297         127,472
                                       --------     -----------     ----------     -----------
                                       $738,541      $  279,017     $1,418,459      $  410,503
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1999 and 1998, respectively.

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   55,901      $   38,588     $   98,410      $   14,055
     Currencies                           150,512          32,634         --             --
     Other                                105,071          32,302        316,654          69,025
  Foreign exchanges
     Financial                            655,915          82,533        270,487          65,498
     Other                                 26,092           4,108         19,106           6,624
Forward Contracts:
     Currencies                           292,878         279,427        478,610         437,927
                                       ----------     -----------     ----------     -----------
                                       $1,286,369      $  469,592     $1,183,267      $  593,129
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the Partnership's trading revenues for the three months ended March 31, 1999 and 1998, respectively.

                                         1999                   1998
                                       ---------             -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 311,127              $  (75,954)
     Currencies                          (58,518)                --
     Other                              (151,029)               (329,100)
  Foreign exchanges
     Financial                          (747,818)                (99,682)
     Other                                50,305                  51,284
Forward Contracts:
     Currencies                          612,725                (286,832)
                                       ---------             -----------
                                       $  16,792              $ (740,284)
                                       ---------             -----------
                                       ---------             -----------

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

   At March 31, 1999, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 78% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures and forward contracts.

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 1999 were $494,958 and $5,005, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through March 31, 1999 totalled $142,822,971 and $1,623,929, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of March 31, 1999 was $143.01, a decrease of 2.23% from the December 31, 1998 net asset value per Unit of $146.27.

   First quarter trading resulted in net losses for the Partnership. Profits accumulated in the currency, energy, and index sectors failed to offset losses incurred in the financial, metal, soft, grain, and meat sectors.

   In the financial sector, the bear market trend in Japanese bonds reversed when the Ministry of Finance announced that the Bank of Japan would continue supporting the bond market by purchasing sizable quantities of Japanese government bonds ('JGBs'). As a result, the Partnership sustained sizable losses in JGBs. In reaction to the International Monetary Fund's threat to sell gold, gold prices declined during the quarter leading to losses in the metal sector.

   The Partnership profited from the strength of the U.S. dollar as it benefited from the considerable slow down in European growth and market sentiment that the European Central Bank will have to smooth the transition to the Euro by cutting rates. As a result, profits were derived from long U.S. dollar crossrate positions against the Deutsche mark and Swiss franc.

   Additional gains were generated from long positions in the energy sector as OPEC announced substantial cuts in crude oil exports.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, trading performance, and redemptions. Interest income from U.S. Treasury bills decreased by approximately $46,000 for the three months ended March 31, 1999 as compared to the same period in 1998 due to the effect of declining interest rates as well as the effect of fewer funds available for investments in U.S. Treasury bills resulting from the liquidation of such investments for the payment of redemptions.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $41,000 for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to the effect of redemptions on the monthly net asset values and poor trading performance during the first three months of 1999.

   All trading decisions are currently made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $18,000 for the three months ended March 31, 1999 as compared to the same period in 1998 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the three months ended March 31, 1999 and 1998.

   General and administrative expenses decreased by approximately $6,000 for the three months ended March 31, 1999 as compared to the same period in 1998. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. This decrease was due to a reduction in overall costs associated with administering the Partnership including continuing declines in printing and postage costs as limited partners redeem their units.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Partnership is included in the Partnership's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999, Eleanor L. Thomas and Joseph
                           A. Filicetti were elected by the Board of Directors of the General Partner as directors. In addition, Ms. Thomas has also been elected by the Board of Directors as President of the General Partner replacing Thomas M. Lane. Ms. Thomas joined Prudential Securities Incorporated in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures. Mr. Filicetti was elected by the Board of Directors of the General Partner as Executive Vice President. Mr. Filicetti joined Prudential Securities Incorporated in September 1998 and is the Director of Sales and Marketing for Managed Futures.

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer