Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1999-08-13
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,680,315     $ 3,166,467
U.S. Treasury bills, at amortized cost                                  10,447,390      11,092,586
Net unrealized gain on open commodity positions                            750,900       1,007,956
                                                                       -----------     ------------
Total assets                                                           $14,878,605     $15,267,009
                                                                       -----------     ------------
                                                                       -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   731,628     $   408,971
Management fees payable                                                     49,373          50,656
Accrued expenses                                                            31,281          57,613
Due to affiliates                                                           35,474          12,481
                                                                       -----------     ------------
Total liabilities                                                          847,756         529,721
                                                                       -----------     ------------
Commitments

Partners' capital
Limited partners (91,510 and 99,743 units outstanding)                  13,890,442      14,589,844
General partner (925 and 1,008 units outstanding)                          140,407         147,444
                                                                       -----------     ------------
Total partners' capital                                                 14,030,849      14,737,288
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,878,605     $15,267,009
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    151.79     $    146.27
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended              Three months ended
                                                      June 30,                       June 30,
                                             --------------------------     --------------------------
                                                1999           1998            1999           1998
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain                            $1,474,855     $ 1,102,050     $  909,631     $ 1,127,244
Change in net unrealized gain                  (257,056)     (1,836,513)       291,376      (1,121,423)
Interest from U.S. Treasury bills               235,641         310,078        113,929         142,338
                                             ----------     -----------     ----------     -----------
                                              1,453,440        (424,385)     1,314,936         148,159
                                             ----------     -----------     ----------     -----------
EXPENSES
Commissions                                     574,425         625,500        285,289         295,453
Management fees                                 289,930         308,985        145,979         147,107
General and administrative                       63,933          79,779         29,158          38,682
                                             ----------     -----------     ----------     -----------
                                                928,288       1,014,264        460,426         481,242
                                             ----------     -----------     ----------     -----------
Net income (loss)                            $  525,152     $(1,438,649)    $  854,510     $  (333,083)
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $  519,898     $(1,424,253)    $  845,961     $  (329,749)
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
General partner                              $    5,254     $   (14,396)    $    8,549     $    (3,334)
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit       $     5.30     $    (12.89)    $     8.79     $     (3.08)
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
Weighted average number of limited and
  general partnership units outstanding          99,003         111,609         97,255         108,186
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998            100,751     $14,589,844     $147,444     $14,737,288
Net income                                        --            519,898        5,254         525,152
Redemptions                                      (8,316)     (1,219,300)     (12,291)     (1,231,591)
                                               --------     -----------     --------     -----------
Partners' capital--June 30, 1999                 92,435     $13,890,442     $140,407     $14,030,849
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the six months ended June 30, 1999 and 1998 were:

                                                                       1999        1998
          -------------------------------------------------------------------------------
          Commissions                                                $574,425    $625,500
          General and administrative                                   31,208      45,727
                                                                     --------    --------
                                                                     $605,633    $671,227
                                                                     --------    --------
                                                                     --------    --------

   The costs incurred for these services for the three months ended June 30, 1999 and 1998 were:

                                                                       1999        1998
          -------------------------------------------------------------------------------
          Commissions                                                $285,289    $295,453
          General and administrative                                   14,858      22,777
                                                                     --------    --------
                                                                     $300,147    $318,230
                                                                     --------    --------
                                                                     --------    --------

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Advisory Agreement among the Partnership, the General Partner and the trading manager may be terminated if the net asset value allocated to the trading manager as of the last day of the then current year declines by 40% from the beginning of any year and will terminate automatically if the net asset value declines by 33 1/3% since the initial allocation of assets to the trading manager (September 1, 1990). Furthermore, the Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value of 50% since the commencement of trading activities. In each case, the decline in the net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1999, such segregated assets totalled $10,483,164. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $4,378,212 at June 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1999, the Partnership's open futures and forward contracts mature within one year.

   At June 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                         1999                 1998
                                     ------------         ------------
Currency Forward Contracts:
  Commitments to purchase            $  3,786,455         $   546,406
  Commitments to sell                  15,219,134           1,960,358
Currency Futures Contracts:
  Commitments to purchase                 --                5,617,987
  Commitments to sell                  13,385,212           4,238,887
Financial Futures Contracts:
  Commitments to purchase               1,541,760          39,193,849
  Commitments to sell                 153,691,757          83,475,164
Other Futures Contracts:
  Commitments to purchase               1,663,207           1,139,330
  Commitments to sell                   4,196,550           3,588,609

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

   At June 30, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  124,948      $   10,975     $    9,844      $  106,650
     Currencies                            68,387          16,100        178,225          41,112
     Other                                189,920          61,195        114,222          42,294
  Foreign exchanges
     Financial                            482,128           7,902      1,080,633          88,960
     Other                                 20,890          56,430         29,238           4,015
Forward Contracts:
     Currencies                           143,131         125,902          6,297         127,472
                                       ----------     -----------     ----------     -----------
                                       $1,029,404      $  278,504     $1,418,459      $  410,503
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the six months ended June 30, 1999 and 1998, respectively.

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   71,874      $   24,414     $   79,325      $   16,748
     Currencies                           168,196          27,936             --              --
     Other                                112,577          51,007        278,276          61,695
  Foreign exchanges
     Financial                            567,067          58,349        249,017          71,364
     Other                                 28,543          19,090         20,847           9,911
Forward Contracts:
     Currencies                           378,985         228,103        481,374         437,052
                                       ----------     -----------     ----------     -----------
                                       $1,327,242      $  408,899     $1,108,839      $  596,770
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the three months ended June 30, 1999 and 1998, respectively.

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   94,628      $    4,137     $   42,939      $   29,310
     Currencies                           168,922          29,742             --              --
     Other                                120,438          65,807        197,940          62,013
  Foreign exchanges
     Financial                            365,513          45,144        178,438          78,071
     Other                                 32,604          29,894         20,521          13,466
Forward Contracts:
     Currencies                           438,837         141,013        494,305         329,698
                                       ----------     -----------     ----------     -----------
                                       $1,220,942      $  315,737     $  934,143      $  512,558
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the Partnership's trading revenues for the six and three months ended June 30, 1999 and 1998, respectively.

                                           Six Months Ended            Three Months Ended
                                               June 30,                     June 30,
                                       ------------------------     ------------------------
                                          1999          1998           1999          1998
                                       ----------     ---------     ----------     ---------
Futures Contracts:
  Domestic exchanges
     Financial                         $  518,735     $(189,142)    $  207,608     $(113,188)
     Currencies                           197,617            --        256,135            --
     Other                               (160,004)      (77,868)        (8,975)      251,232
  Foreign exchanges
     Financial                           (292,470)     (198,877)       455,348       (99,195)
     Other                                 12,994        52,247        (37,311)          963
Forward Contracts:
     Currencies                           940,927      (320,823)       328,202       (33,991)
                                       ----------     ---------     ----------     ---------
                                       $1,217,799     $(734,463)    $1,201,007     $   5,821
                                       ----------     ---------     ----------     ---------
                                       ----------     ---------     ----------     ---------

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

   At June 30, 1999, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 71% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures and forward contracts.

   Redemptions by limited partners for the six and three months ended June 30, 1999 were $1,219,300 and $724,342, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1999 were $12,291 and $7,286, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through June 30, 1999 totalled $143,547,313 and $1,631,215, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of June 30, 1999 was $151.79, an increase of 3.77% from the December 31, 1998 net asset value per Unit of $146.27.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S. Federal Reserve's tightening of monetary policy and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Partnership Performance

   Currency sector positions led by the Euro, Swiss franc, and Japanese yen captured gains for the Partnership. Weakness in the Euro continued due to deteriorating confidence in that currency and Italy's possible retraction from the European Economic Union. Consequently, the European Central Bank has been rumored to be considering an interest rate increase. The Swiss franc fell in value versus the U.S. dollar after losing its safe haven attraction as the war in Kosovo ended, and as the U.S. dollar gained strength when the Federal Reserve increased U.S. interest rates by 0.25%. In Japan, the economy showed signs of a recovery, but officials feared a premature strengthening of the yen might dampen growth. In reaction to this concern, the Bank of Japan intervened by selling yen.

   The Partnership recorded profits in the financial sector driven by Japanese government and U.S. Treasury bonds. Throughout the quarter, the Japanese economy appeared to strengthen prompting a bond market rally. U.S. Treasury bond prices declined continuing a trend that had existed for several months. U.S. interest rates rose and bond prices fell during June as strong consumer demand and an improving manufacturing sector caused economic growth to exceed most market expectations. European bonds followed the lead of the U.S. bond markets.

   Partnership gains were also attributable to the index sector. In the first week of January, the Nikkei Dow recorded a low near 13,050 and proceeded to accelerate up to the 18,455 mark within the last two weeks of June. Capital flows out of the U.S. market and into the Asian region helped to drive the Nikkei Dow's upward move under the perception that the Asian economies have formed a base from which to improve.

   In the energy sector, trading in light crude and crude oil provided profits. Crude oil products rallied as extremely hot U.S. weather drove utility demand during June. The rally continued following statements by oil ministers from Saudi Arabia and Mexico regarding the high degree of compliance with current OPEC production cuts.

   Losses were experienced in the soft sector as coffee and cotton prices fell. Coffee prices plummeted as seasonably warm weather in Brazil reduced the likelihood that a winter freeze would damage the vulnerable crop, thus promising ample supplies.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and, therefore, varies monthly based on interest rates as well as the effect of trading performance and redemptions on the level of funds available for investment in U.S. Treasury bills. Interest income from U.S.
Treasury bills decreased by $74,000 and $28,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 due to the effect of declining interest rates as well as the effect of fewer funds available for investments in U.S. Treasury bills resulting from the liquidation of such investments for the payment of redemptions.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by $51,000 and $10,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 primarily due to lower monthly net asset values as a result of quarterly redemptions offset, in part, by positive trading performance during the second half of 1998 and the second quarter of 1999.

   All trading decisions are currently made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $19,000 for the six months ended June 30, 1999 but remained relatively stable for the three months ended June 30, 1999 as compared to the same periods in 1998 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the six and three months ended June 30, 1999 and 1998.

   General and administrative expenses decreased by $16,000 and $10,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These decreases are due to a reduction in overall costs associated with administering the Partnership including continuing declines in printing and postage costs as limited partners redeem their units.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

Item 5. Other Information-- None

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 13, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer