Form 10-Q
period 1999-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND L P
filed 1999-11-12
CIK 846176

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,517,227      $ 3,166,467
U.S. Treasury bills, at amortized cost                                  10,715,025       11,092,586
Net unrealized gain (loss) on open commodity positions                    (181,422)       1,007,956
                                                                      -------------     ------------
Total assets                                                           $13,050,830      $15,267,009
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   560,759      $   408,971
Management fees payable                                                     43,252           50,656
Accrued expenses                                                            47,376           57,613
Due to affiliates                                                           27,954           12,481
                                                                      -------------     ------------
Total liabilities                                                          679,341          529,721
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (87,542 and 99,743 units outstanding)                  12,247,672       14,589,844
General partner (885 and 1,008 units outstanding)                          123,817          147,444
                                                                      -------------     ------------
Total partners' capital                                                 12,371,489       14,737,288
                                                                      -------------     ------------
Total liabilities and partners' capital                                $13,050,830      $15,267,009
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    139.91      $    146.27
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine months ended              Three months ended
                                                   September 30,                   September 30,
                                            ---------------------------     ---------------------------
                                               1999            1998            1999            1998
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss)                    $ 1,638,331     $   (58,976)    $   163,476     $(1,161,027)
Change in net unrealized gain/loss           (1,189,378)      1,092,884        (932,322)      2,929,398
Interest from U.S. Treasury bills               358,521         451,070         122,880         140,992
                                            -----------     -----------     -----------     -----------
                                                807,474       1,484,978        (645,966)      1,909,363
                                            -----------     -----------     -----------     -----------
EXPENSES
Commissions                                     847,739         912,052         273,314         286,552
Management fees                                 423,370         457,531         133,440         148,546
General and administrative                      109,814         121,292          45,881          41,513
                                            -----------     -----------     -----------     -----------
                                              1,380,923       1,490,875         452,635         476,611
                                            -----------     -----------     -----------     -----------
Net income (loss)                           $  (573,449)    $    (5,897)    $(1,098,601)    $ 1,432,752
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                            $  (567,709)    $    (5,832)    $(1,087,607)    $ 1,418,421
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General partner                             $    (5,740)    $       (65)    $   (10,994)    $    14,331
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit      $     (5.92)    $      (.05)    $    (11.89)    $     13.52
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of limited and
  general partnership units outstanding          96,814         109,729          92,435         105,969
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998            100,751     $14,589,844     $147,444     $14,737,288
Net loss                                          --           (567,709)      (5,740)       (573,449)
Redemptions                                     (12,324)     (1,774,463)     (17,887)     (1,792,350)
                                               --------     -----------     --------     -----------
Partners' capital--September 30, 1999            88,427     $12,247,672     $123,817     $12,371,489
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund L.P. (the 'Partnership') as of September 30, 1999 and the results of its operations for the nine and three months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the nine months ended September 30, 1999 and 1998 were:

                                                                       1999        1998
          -------------------------------------------------------------------------------
          Commissions                                                $847,739    $912,052
          General and administrative                                   52,845      68,850
                                                                     --------    --------
                                                                     $900,584    $980,902
                                                                     --------    --------
                                                                     --------    --------

   The costs incurred for these services for the three months ended September 30, 1999 and 1998 were:

                                                                       1999        1998
          -------------------------------------------------------------------------------
          Commissions                                                $273,314    $286,552
          General and administrative                                   21,637      23,123
                                                                     --------    --------
                                                                     $294,951    $309,675
                                                                     --------    --------
                                                                     --------    --------

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions, if any, as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1999, such segregated assets totalled $10,757,527. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,328,998 at September 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1999, the Partnership's open futures and forward contracts mature within one year.

   At September 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                         1999                 1998
                                     ------------         ------------
Currency Forward Contracts:
  Commitments to purchase            $ 13,055,835         $   546,406
  Commitments to sell                   6,410,579           1,960,358
Currency Futures Contracts:
  Commitments to purchase              15,294,075           5,617,987
  Commitments to sell                     --                4,238,887
Financial Futures Contracts:
  Commitments to purchase              88,940,677          39,193,849
  Commitments to sell                  38,605,136          83,475,164
Other Futures Contracts:
  Commitments to purchase               2,275,910           1,139,330
  Commitments to sell                   3,646,955           3,588,609

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

   At September 30, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $    4,125      $   42,437     $    9,844      $  106,650
     Currencies                            96,838           2,300        178,225          41,112
     Other                                125,944         440,266        114,222          42,294
  Foreign exchanges
     Financial                            123,701          55,169      1,080,633          88,960
     Other                                 45,842           2,005         29,238           4,015
Forward Contracts:
     Currencies                           119,158         154,853          6,297         127,472
                                       ----------     -----------     ----------     -----------
                                       $  515,608      $  697,030     $1,418,459      $  410,503
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the nine months ended September 30, 1999 and 1998, respectively.

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   64,348      $   31,290     $  135,466      $   14,696
     Currencies                           188,814          30,422             --              --
     Other                                117,976          86,287        263,626          57,433
  Foreign exchanges
     Financial                            503,612          59,087        390,855          67,305
     Currencies                                --              --             --              --
     Other                                 29,542          26,712         20,953          10,589
Forward Contracts:
     Currencies                           321,721         263,274        442,497         566,172
                                       ----------     -----------     ----------     -----------
                                       $1,226,013      $  497,072     $1,253,397      $  716,195
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures and forward contracts during the three months ended September 30, 1999 and 1998, respectively.

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   66,329      $   38,244     $  230,157     $    12,560
     Currencies                           194,788          31,190             --              --
     Other                                145,411         141,753        210,101          51,768
  Foreign exchanges
     Financial                            387,196          47,581        580,654          89,016
     Other                                 29,127          47,481         23,335          13,945
Forward Contracts:
     Currencies                           176,861         290,480        281,485         876,308
                                       ----------     -----------     ----------     -----------
                                       $  999,712      $  596,729     $1,325,732     $ 1,043,597
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the Partnership's trading revenues for the nine and three months ended September 30, 1999 and 1998, respectively.

                                           Nine Months Ended            Three Months Ended
                                             September 30,                 September 30,
                                       -------------------------     -------------------------
                                          1999           1998           1999           1998
                                       ----------     ----------     ----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  243,667     $  677,796     $ (275,068)    $  866,938
     Currencies                           249,997             --         52,380             --
     Other                               (367,012)      (347,502)      (207,008)      (269,634)
  Foreign exchanges
     Financial                           (592,851)     1,179,943       (300,381)     1,378,820
     Other                                 79,442         43,857         66,448         (8,390)
Forward Contracts:
     Currencies                           835,710       (520,186)      (105,217)      (199,363)
                                       ----------     ----------     ----------     ----------
                                       $  448,953     $1,033,908     $ (768,846)    $1,768,371
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

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

   At September 30, 1999, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 83% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners for the nine and three months ended September 30, 1999 were $1,774,463 and $555,163, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1999 were $17,887 and $5,596, respectively. Redemptions by limited partners and the General Partner from commencement of operations, May 12, 1989, through September 30, 1999 totalled $144,102,476 and $1,636,811, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of September 30, 1999 was $139.91, a decrease of 4.35% from the December 31, 1998 net asset value per Unit of $146.27, and a decrease of 7.83% from the June 30, 1999 net asset value per Unit of $151.79.

Quarterly Market Overview

   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European central banks would limit sales and retain higher gold reserves.

Quarterly Partnership Performance

   Trading in the financial sector incurred losses for the Partnership due to positions in Japanese government bonds and U.S. Treasury bonds. Global interest rate markets followed the lead of the U.S. bond market as rates moved higher. On August 24th, the Federal Open Market Committee decided to increase the U.S. federal funds rate by 25 basis points. In Japan, long-term interest rates rose during the first half of the quarter on concerns that more government bonds may be issued to finance the bailout of weaker Japanese banks.

   Losses were incurred in the metal sector due to short gold and silver positions. The European Central Bank's decision to limit both gold sales and lending triggered strong movement in the gold market. Gold prices rose to two-year highs over a ten-day period, causing short positions to incur losses for the Partnership. Silver prices moved in conjunction with gold prices as they rallied towards the quarter end.

   Sydney Futures Exchange (Australia) and Nikkei Dow (Japan) positions accumulated losses in the index sector. Australian markets were trendless, as strong economic activity was counteracted by Reserve Bank of Australia (RBA) statements suggesting that the RBA did not need to follow the U.S. by raising interest rates. In Japan, the Nikkei Dow moved sideways and downward though not demonstrating a bear trend, closing lower by quarter end.

   Long corn positions in the grain sector also experienced losses. Corn reached an eleven-year low as ideal weather conditions prevailed in the early part of the quarter improving the outlook for a large crop.

   In the currency sector, positions in the Swiss franc and the Euro recorded losses for the Partnership. The Swiss franc bottomed out early in the quarter after trading passed an 8-year low against the U.S. dollar. It had moved in sync with the Euro in the first half of the quarter until the Euro surged against the U.S. dollar. The strengthening Euro was short lived as investors unloaded Euros for a stronger Japanese yen.

   Profits were derived from long positions in the energy sector as light crude and crude oil prices rose. OPEC's production cuts continued to prove effective for oil markets. Expectations that current output levels could be maintained for the foreseeable future also contributed to the bullish sentiment.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and, therefore, varies monthly based on interest rates as well as the effect of trading performance and redemptions on the level of funds available for investment in U.S. Treasury bills. Interest income from U.S. Treasury bills decreased by $93,000 and $18,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998 due to the effect of lower interest rates during 1999 as well as the effect of fewer funds available for investments in U.S. Treasury bills resulting from the liquidation of such investments for the payment of redemptions.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by $64,000 and $13,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998 primarily due to the effect of redemptions on the monthly net asset values.

   All trading decisions are currently made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $34,000 and $15,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the nine and three months ended September 30, 1999 and 1998.

   General and administrative expenses decreased by $11,000 but increased by $4,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 12, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer